Form 10QSB
period 1996-03-31
TELECHIPS CORP
filed 1996-05-14
CIK 873979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ------   ACT OF 1934 For the quarterly period ended March 31, 1996.

- ------   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the
         transition period from _____ to _____.

                         Commission file number 0-26764

                              TELECHIPS CORPORATION
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                         Nevada                          88-0266392
         (State or other jurisdiction                    (IRS Employer
         of incorporation or organization)               Identification No.)

                  6880 South McCarran Blvd., Reno, Nevada 89509
                    (Address of principal executive offices)

                                 (702) 824-5555
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X    No
                                                                  ----     -----

The number of shares of Common Stock outstanding as of March 31, 1996:
4,104,406

Transitional Small Business Disclosure Format (check one):
Yes      ;  No    X
    -----       ----

                              TELECHIPS CORPORATION

                                      INDEX


                                                                         Page
                                                                         Number
                                                                         ------
PART I.  Financial Information

         1.   Interim Financial Statements

              Condensed Balance Sheets -
                    March 31, 1996 and December 31, 1995...................  1

              Condensed Statements of Operations -
                    Three months ended March 31, 1996 and 1995 ............  2

              Condensed Statements of Cash Flows -
                    Three months ended March 31, 1996 and 1995.............  3

              Notes to Condensed Financial Statements .....................  4

         2.   Management's Discussion and Analysis ........................  7

PART II.  Other Information

SIGNATURES ................................................................ 13

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   ----------



                                                                              March 31,           December 31,
                                                                               1996                   1995
                                                                           ------------           ------------
                                                                            (unaudited)
ASSETS
Current Assets
    Cash                                                                    $  1,710,213           $  2,702,701
    Accounts receivable                                                            5,941                  7,339
    Inventory                                                                  1,116,844                831,664
    Prepaid expenses                                                              56,187                101,814
                                                                            ------------           ------------

         Total current assets                                                  2,889,185              3,643,518
                                                                            ------------           ------------

Equipment and tooling, net                                                       956,208                793,321
Prepaid expenses                                                                  49,408                 44,680
Deposits and other assets                                                         35,812                 34,312
Prepaid royalties                                                                284,708                285,194
                                                                            ------------           ------------
                                                                            $  4,215,321           $  4,801,025
                                                                            ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $    448,820           $    437,393
    Accrued expenses                                                              20,312                 18,303
    Line of credit payable                                                       354,289                     --
                                                                            ------------           ------------

         Total current liabilities                                               823,421                455,696
                                                                            ------------           ------------

Other liabilities                                                                 34,217                     --
                                                                            ------------           ------------

         Total liabilities                                                       857,638                455,696
                                                                            ------------           ------------

Shareholders' equity:
    Common stock, par value $.01, 10,200,000 shares authorized,
       3,863,106 issued and outstanding at March 31, 1996
       (unaudited)                                                                38,631                 38,631
    Paid-in capital                                                           12,283,957             12,218,616
    Retained earnings (deficit accumulated) during the development
       stage                                                                  (5,849,763)            (4,862,117)
                                                                            ------------           ------------
                                                                               6,472,825              7,395,130
    Less: Notes receivable from shareholders                                  (3,115,142)            (3,049,801)
                                                                            ------------           ------------

         Total shareholders' equity                                            3,357,683              4,345,329
                                                                            ------------           ------------

                                                                            $  4,215,321           $  4,801,025
                                                                            ============           ============


                 The accompanying notes are in integral part of
                     these condensed financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   ----------



                                                                    Three Months
                                                                       Ended                          Period From
                                                                      March 31                    January 7, 1991 to
                                                             --------------------------             March 31, 1996
                                                             1996                  1995           -------------------
                                                             ----                  ----
                                                                    (unaudited)                       (unaudited)

Sales revenue                                             $        --           $        --           $    20,700
Contract revenue                                                   --                    --             2,652,274
Cost of sales                                                      --                    --               (33,783)
Contract research and development costs                            --                    --            (2,080,188)
                                                          -----------           -----------           -----------

                                                                   --                    --               559,003

Operating expenses:
    Marketing                                                 229,005                96,544             1,304,024
    General and administrative                                311,305               106,029             1,600,053
    Research and development                                  474,014               289,950             3,053,419
                                                          -----------           -----------           -----------

         Income (loss) from operations                     (1,014,324)             (492,523)           (5,398,493)

Other income (expense):
    Interest income                                            33,308                 2,515                75,362
    Interest (expense)                                         (6,630)              (15,846)             (245,837)
    Amortization of 1995 Bridge financing costs                    --                    --              (280,795)
                                                          -----------           -----------           -----------

         Total other income (expense)                          26,678               (13,331)             (451,270)
                                                          -----------           -----------           -----------

Net loss                                                  $  (987,646)          $  (505,854)          $(5,849,763)
                                                          ===========           ===========           ===========

Net loss per common and common equivalent shares          $      (.27)          $      (.26)          $     (2.72)
                                                          ===========           ===========           ===========

Weighted average common shares                              3,669,930             1,940,624             2,148,665
                                                          ===========           ===========           ===========



                 The accompanying notes are in integral part of
                     these condensed financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   ----------


                                                                                Three Months
                                                                                    Ended                      Period From
                                                                                  March 31                  January 7, 1991 to
                                                                             ------------------               March 31, 1996
                                                                         1996                   1995       ---------------------
                                                                         ----                   ----            (unaudited)
                                                                                (unaudited)

Cash flows from operating activities:
    Net loss                                                         $  (987,646)          $  (505,854)          $(5,849,763)
    Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation                                                     7,009                 5,951                36,857
          Note receivable expensed as salary                                  --                    --                48,750
          Amortization of 1995 Bridge financing costs                         --                    --               409,995
          Net effect of changes in:
              Accounts receivable                                          1,398                    --                (5,941)
              Inventory                                                 (285,180)             (139,233)           (1,116,844)
              Prepaid expenses                                            40,899                    --              (105,595)
              Deposits                                                    (1,500)               85,000               (35,812)
              Accrued interest on note receivable                             --                  (853)                   --
              Prepaid royalties                                              486                    --              (284,708)
              Accounts payable                                            11,427               148,175               448,820
              Accrued expenses                                             2,009               (16,719)               20,312
              Accrued interest on notes payable                               --                13,750                    --
              Other liabilities                                           34,217                    --                34,217
                                                                     -----------           -----------           -----------

                  Net cash used in operating activities               (1,176,881)             (409,783)           (6,399,712)
                                                                     -----------           -----------           -----------

Cash flows from investing activities:
    Issuance of note receivable                                               --                    --               (48,750)
    Purchase of equipment and tooling                                   (169,896)             (133,476)             (987,065)
                                                                     -----------           -----------           -----------

                  Net cash used in investing activities                 (169,896)             (133,476)           (1,035,815)
                                                                     -----------           -----------           -----------

Cash flows from financing activities:
    Proceeds from line of credit                                         354,289                    --               354,289
    Loan proceeds                                                             --                    --             2,340,005
    Proceeds from issuance of common stock                                    --                41,222             6,571,304
    Proceeds from issuance of preferred stock                                 --               408,788             2,241,861
    Repayment of notes payable                                                --                    --            (2,250,000)
    Payment of accrued Series A Preferred dividends                           --                    --              (111,719)
                                                                     -----------           -----------           -----------
                  Net cash provided by financing activities              354,289               450,010             9,145,740
                                                                     -----------           -----------           -----------

Net (decrease) increase in cash                                         (992,488)              (93,249)            1,710,213

Cash at beginning of period                                            2,702,701               313,011                    --
                                                                     -----------           -----------           -----------

Cash at end of period                                                $ 1,710,213           $   219,762           $ 1,710,213
                                                                     ===========           ===========           ===========

                   The accompanying notes are in integral part
                    of these condensed financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------



1.       Preparation of Interim Financial Statements:

         The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, which is incorporated herein by reference.

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes fair value-based accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and allows parties to elect to continue to measure compensation costs using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 requires, for those electing to remain with the APB Opinion No. 25 accounting, pro forma disclosure of net income and earnings per share if the fair value-based method has been applied.

         The Company will adopt SFAS No. 123 for 1996 and is expected to elect to continue to measure and record compensation costs as defined in APB Opinion No. 25. The Company is currently determining the impact of the adoption of SFAS No. 123 on its disclosures in its financial statements.

2.       Net Loss Per Common Share:

         Net loss per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------


3.       Inventory:

         Inventory consists of the following:


                           March 31,         December 31,
                             1996              1995
                         ----------          ------------
                         (unaudited)

Raw Materials            $  901,324          $  688,802
Work-in-Process             159,715             118,333
Finished Goods               55,805              24,529
                         ----------          ----------
                         $1,116,844          $  831,664
                         ==========          ==========

4.       Equipment and Tooling:

         Equipment and tooling consists of the following:


                                       March 31,         December 31,
                                         1996                1995
                                       ---------         ------------
                                       (unaudited)

Tooling                                $ 737,110           $ 659,506
Computer and other equipment             173,843              81,105
Furniture and fixtures                    40,815              44,086
Leasehold improvements                    37,256              38,472
                                       ---------           ---------

                                         989,024             823,169

Less accumulated depreciation            (32,816)            (29,848)
                                       ---------           ---------

Equipment, net                         $ 956,208           $ 793,321
                                       =========           =========


5.       Line of Credit:

         During November, 1995, the Company obtained a revolving line of credit from a commercial bank for $1,200,000, collateralized by cash and cash equivalents valued at 110% of outstanding draws. Interest payable monthly at a three-month U.S. Treasury Bill rate plus 3% (8.05% at March 31, 1996). Principal is due at maturity. The line of credit expires December 13, 1996. At December 31, 1995, there were no outstanding draws. At March 31, 1996, the Company had an outstanding balance of $354,289 on the line of credit.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------

6.       Stock Option Plans:

         During January, 1996, the Company granted 14,750 options under the 1995 stock option plan (1995 plan) with an expiration date of January, 2006, and an exercise price of $5.125. During February, 1996, the Company granted 82,900 additional options under the 1995 plan with an expiration date of February, 2006, and an exercise price of $6.875. During April, 1996, the Company granted 6,706 additional options with an expiration date of April, 2006, and an exercise price of $5.00.

7.       Income Taxes:

         The State of Nevada imposes no corporate income tax. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) which requires the liability method of accounting for income taxes.

         At March 31, 1996, the deferred tax assets totaling approximately $1,945,000 (federal) have been recorded, resulting primarily from net operating loss carry forwards and capitalized research and development costs. Because realization of these assets is not assured, a valuation allowance of $1,945,000 has been recorded resulting in no net deferred taxes or tax provision.

ITEM 2.       Management's Discussion and Analysis

Introduction. The Company was organized in January 1991 and since its inception has been engaged primarily in the research, design and development of the ThinPhone and related software and other technology. The Company has recently begun marketing commercial units of the ThinPhone to its customers. During the quarter ended March 31, 1996, the Company did not sell any units of the ThinPhone and derived no revenues therefrom. However, during the fourth quarter of 1995 and since March 31, 1996, the Company has sold approximately 82 commercial units of the ThinPhone with total revenues of approximately $72,000. In addition, the Company distributed 26 demonstration units which were generally accounted for as advertising and promotional expenses.

         The Company had no activity from inception through May 21, 1991. From May 22, 1991 to February 1994, the Company generated revenue from research and development consulting agreements with NSC. From May 22, 1991 to July 31, 1992, Mr. C.A. Burns, the Company's founder and a major shareholder of the Company, satisfied all contract obligations, paid all costs, and received an aggregate of $697,000 as a consultant to the Company. From August 1992 through February 1994, the Company performed all obligations and paid all costs and received $1,956,000 in contract revenue from NSC and debt financing of $750,000. In September 1994, the Company completed the 1994 Note financing and received approximately $250,000 in net proceeds.

         On April 11, 1995, the Company conducted the final closing of the sale to private investors of an aggregate of 30 units (the "1994 Units"), each 1994 Unit consisting of (i) 16,087 shares of Common Stock and (ii) 50,000 Shares of Preferred Stock (the "Private Placement"). The purchase price per 1994 Unit was $100,000. The Company received gross proceeds of $3,000,000 with respect to the sale of the 1994 Units, yielding net proceeds after the payment of fees and expenses of approximately $2,500,000. The Private Placement resulted in the Company's issuance of 482,600 shares of Common Stock and 1,500,000 shares of Preferred Stock (convertible into 482,600 shares of Common Stock).

         On September 1, 1995, the Company completed the sale (the "Bridge Financing") to private investors of 17 units (the "Units"), each Unit consisting of (i) an unsecured non-negotiable promissory note of the Company in the principal amount of $100,000 (a "Bridge Note") and (ii) 20,000 shares of Common Stock (the "Bridge Shares"). The purchase price per Unit was $100,000. The Company received gross proceeds of $1,700,000 from the sale of such Units. After the payment of $170,000 in placement fees to the Underwriter, which acted as placement agent for the Company with respect to the sale of such Units, and other offering expenses of approximately $134,000, the Company received net proceeds of approximately $1,396,000 in connection with the Bridge Financing.

         On October 20, 1995, the Company completed its initial public offering of 1,500,000 shares of Common Stock, par value $.01 ("Common Stock") and redeemable warrants ("Warrants") to purchase 1,500,000 shares of Common Stock at an exercise price of $5.00 per share (the "IPO"). In addition, Whale Securities, Co., L.P. (the "Underwriter") exercised its overallotment option to purchase an additional 225,000 Warrants. The Company received approximately $6,255,000 in net proceeds from the IPO. The Common Stock and the Warrants are traded on the NASDAQ SmallCap Market under the symbols "TCHP" and "TCHPW," respectively.

         The Company is currently using the proceeds of the IPO to increase marketing activities and develop new products such as a World Wide Web browser software that will allow users of the ThinPhone to view World Wide Web pages on the internet and electronic mail software which will allow a ThinPhone user to send and receive electronic mail either on a local area network or over the Internet. In addition, the Company is working on the development of a large screen version of the product and a public payphone product. Further, the Company is using the proceeds of the IPO to fund initial production runs of the ThinPhone. The Company expects to incur significant expenses in connection with its operations, including expenses associated with hiring additional marketing and sales personnel and the research and development of new product lines. The Company anticipates, based on its current proposed growth plans, borrowings and planned revenues and assumptions relating to its growth and operations, that the proceeds from the IPO, borrowings and planned revenues will not be sufficient to satisfy the contemplated cash requirements of the Company for the next 12 months and that the Company may be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds of the IPO prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company may be required to seek additional funding sooner than anticipated. The Company currently has no arrangements with respect to additional funding. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1996 as Compared to Three Months Ended March 31, 1995. There were no revenues for either three-month period ended March 31, 1996 or 1995, respectively.

         For the three months ended March 31, 1996, operating expenses, which consist of marketing, research and development and general administrative expenses, were approximately $1,014,000 as compared to $493,000 for the three months ended March 31, 1995. The increase was due to increased operating activity related to marketing the ThinPhone product, increasing research and development activity related to final modifications for ThinPhone production and new software and hardware products and increased general corporate activity as the company begins to emerge from the development stage into a fully operational entity.

         Research and development expenses increased to approximately $474,000 for the three months ended March 31, 1996 from $290,000 for the three months ended March 31, 1995. The increase was due to increased research and development activities relating to new software and hardware products such as the World Wide Web browser software, electronic mail software, a large-screen version of the product and a public payphone product.

         Marketing expenses increased to approximately $229,000 for the three months ended March 31, 1996 from $97,000 for the three months ended March 31, 1995. This increase was due primarily to increased marketing efforts including hiring sales and marketing support staff, increased use of collateral materials, trade shows, sales negotiations and efforts at forming strategic alliances.

         General and administrative expenses increased to approximately $311,000 for the three months ended March 31, 1996 from $106,000 for the three months ended March 31, 1995. This increase was due in part to hiring additional personnel as well as increased corporate, legal, investor relations and other administrative costs correlating with the anticipated growth in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception (January 1991), the Company has financed its operations principally through contract revenue from research and development consulting agreements with NSC, the private placement of its securities and notes and the IPO.

         Under the NSC contracts, from January 1991 through December 31, 1995, the Company received contract revenues of $2,652,274 and debt financing of $750,000 from NSC (the "NSC Debt").

         In September 1994, the Company issued to certain investors promissory notes, with a 10% annual interest rate, in the aggregate amount of $300,000 (the "1994 Notes") along with warrants to purchase up to 48,260 shares of Common Stock.

         On April 11, 1995, the Company conducted the final closing of the sale to private investors of an aggregate of 30 units (the "1994 Units"), each 1994 Unit consisting of (i) 16,087 shares of Series A Common Stock and (ii) 50,000 Shares of Preferred Stock (the "Private Placement"). The purchase price per 1994 Unit was $100,000. The Company received gross proceeds of $3,000,000 with respect to the sale of the 1994 Units, yielding net proceeds after the payment of fees and expenses of approximately $2,500,000. The Private Placement resulted in the Company's issuance of 482,600 shares of Common Stock and 1,500,000 shares of Preferred Stock (convertible into 482,600 shares of Common Stock). The Company paid to D.H. Blair in connection with the Private Placement and the 1994 Note Financing an aggregate of $330,000 and issued to D.H. Blair and its designees warrants to purchase up to an aggregate of 304,038 shares of Common Stock. Howard Phillips, a director of the Company, was Director of Corporate Finance of D.H. Blair until August 1995.

         On September 1, 1995, the Company completed the sale (the "Bridge Financing") to private investors of 17 units (the "Units"), each Unit consisting of (i) an unsecured non-negotiable promissory note of the Company in the principal amount of $100,000, due on the earlier of the consummation of this offering or July 31, 1996 (a "Bridge Note") and (ii) 20,000 shares of Series A Common Stock (the "Bridge Shares"). The purchase price per Unit was $100,000. The Company received gross proceeds of $1,700,000 from the sale of such Units. After the payment of $170,000 in placement fees to the Underwriter, which acted as placement agent for the Company with respect to the sale of such Units, and other offering expenses of approximately $134,000, the Company received net proceeds of approximately $1,396,000 in connection with the Bridge Financing.

         The Company's sale of 17 Units resulted in the Company's issuance (in connection with the Bridge Financing) of a total of $1,700,000 principal amount of Bridge Notes and 340,000 Bridge Shares. The 340,000 Bridge Shares issued in the Bridge Financing were included in the Selling Shareholders' Shares and were registered by the Company in conjunction with the IPO.

         Upon consummation of the IPO, the Company received net proceeds of approximately $6,255,000. The Company used approximately $2,451,000 of the proceeds from the IPO to repay the outstanding Bridge Notes, the 1994 Notes, $250,000 of indebtedness to NSC, accrued dividends on the Preferred Stock and interest on all of such indebtedness.

         In addition, the Company issued nonredeemable warrants (the "Underwriter's Warrants") to purchase 150,000 shares of Common Stock at an exercise price of $7.70 per share and 150,000 warrants (each exercisable to purchase one share of Common Stock at a price of $7.70 per share) at an exercise price of $.154 per Warrant to the Underwriter. In addition, all outstanding shares of Preferred Stock and Series B Common Stock, par value $.01 ("Series B Common Stock"), were converted to Series A Common Stock and the Series A Common Stock was redesignated as Common Stock. Upon conversion of the Preferred Stock, the Company paid an aggregate of $111,719 in accrued and unpaid dividends to the holders of Preferred Stock ("Preferred Stockholders").

         Pursuant to the terms of an agreement with NSC, dated March 1994, as restated August 31, 1994 and amended September 20, 1994, $500,000 of debt owed to NSC was canceled, the Company paid NSC $250,000 plus accrued and unpaid interest of $38,904, from the proceeds of the IPO, and issued to NSC 229,306 shares of Common Stock and a Warrant to purchase 20,108 shares of Common Stock at $3.11 per share.

         During November, 1995, the Company obtained a $1,200,000 revolving line of credit from a commercial bank ("Line of Credit"). The Line of Credit expires on December 13, 1996. The Line of Credit is collateralized by cash and cash equivalents valued at 110% of outstanding draws. Interest is payable monthly at the three-month U.S. Treasury Bill rate plus 3% (8.05% currently). Principal is due at maturity. As of the date of this report, the Company borrowed approximately $357,000 on the Line of Credit.

         The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that any of the Company's current shareholders will provide any portion of the Company's future financing requirements.

         In March 1994, and as amended on February 1, 1996, the Company entered into a License Agreement with Microsoft (the "MS License Agreement") to license certain software to be used in the Company's products. The MS License Agreement establishes minimum royalty payments. Beginning September 1, 1996, the Company is obligated to make monthly minimum royalty payments. As of the date of this report, the Company has prepaid royalties to Microsoft of approximately $262,000. The MS License Agreement may only be terminated prior to its expiration date upon a default by the parties. This license expires on March 31, 1997, and there are no automatic renewal terms.

         Over the next 12 months, the Company intends to focus on increasing its marketing efforts and research and development for new proposed products. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the IPO, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company may be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds of the IPO prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. In addition, in the event that the Company receives a larger than anticipated number of initial purchase orders for ThinPhones, it may require resources substantially greater than the proceeds of the IPO or than are otherwise available to the Company. In such event the Company may be required to raise additional capital or to engage third parties (as to which there can be no assurance) to assist the Company in meeting such orders. The Company has no current arrangements with respect to additional funding.

         Other than the Warrants, which are redeemable by the Company, upon the consent of the Underwriter, at any time commencing on October 16, 1996, upon notice of not less than 30 days, at a price of $.10 per Warrant (provided that the closing bid quotation of the Common Stock on all 30 trading days ending on the third day prior to the day on which the Company gives notice has been at least $7.50), the

Company has no current arrangements with respect to, or sources of, any such capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional capital, if needed, could have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or to significantly curtail or cease operations. Any additional equity funding, if located, may involve substantial dilution to the interests of the Company's then-existing shareholders.

       The Company's future performance will be subject to a number of business factors, including factors such as economic conditions, competition and evolving industry needs and practices that are beyond the control of the Company. There can be no assurance that the Company will be able successfully to implement a marketing strategy, generate significant revenues or ever achieve profitable operations. In addition, because the Company has had only limited operations to date, there can be no assurance that its estimates will prove to be accurate or that unforeseen events will not occur that result in the need for additional capital.

FORWARD LOOKING STATEMENTS

       The statements that are not historical facts in this report are "forward looking statements" as defined in the Securities Litigation Reform Act of 1995 and as such involve substantial risks and uncertainties including, but not limited to, the risks and uncertainties set forth under the caption "Factors Affecting Operating Results" in the Company's Annual Report in Form 10-KSB filed with the Securities and Exchange Commission on April 1, 1996. Such statements include the following specific statements:

       Page 8:              Paragraph 2; Sentence 1
                            Paragraph 2; Sentence 2
                            Paragraph 2; Sentence 4
                            Paragraph 2; Sentence 5

       Page 11:             Paragraph 4; Each Sentence

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned thereunto authorized.


TELECHIPS CORPORATION


/s/ C.A. Burns                   Date: May 14, 1996
- ----------------------------
C.A. Burns
Chief Executive Officer


/s/  Nelson B. Caldwell          Date: May 14, 1996
- ----------------------------
Nelson B. Caldwell
Vice President-Finance