Form 10KSB/A
period 1995-12-31
TELECHIPS CORP
filed 1996-07-02
CIK 873979

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 2

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995

         [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from __________ to __________

                         Commission file number 0-26764

                            TELECHIPS CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                                88-0266392
- ----------------------------                              -------------------
(State of other juris-                                     (I.R.S. Employer
disction of incorporation                                 Identification No.)
or organization)

6880 S. McCarran Blvd., Reno, Nevada 89509              Issuer's telephone number:    (702) 824-5555
- ---------------------------------------------------                                   --------------
(Address of principal                  (Zip Code)
executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, par value $0.01
                         ------------------------------
                                (Title of Class)

                         Common Stock purchase warrants
                         ------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---       ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         Issuer's revenues for its most recent fiscal year:  $20,700

         Aggregate market value of the voting stock held by non-affiliates as of March 28, 1996: $18,147,036

         Number of shares of Common Stock outstanding as of March 28, 1996: 4,104,406

         Documents Incorporated by Reference:  None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Shareholders
Telechips Corporation

We have audited the accompanying balance sheets of Telechips Corporation (a development stage company) as of December 31, 1995 and 1994, and related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and for the period from inception (January 7, 1991) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telechips Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended and for the period from January 7, 1991 to December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not, to date, earned any significant revenues from product sales nor produced units in quantities and at a cost which will yield a gross margin adequate to cover its ongoing costs of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.





Sacramento, California
March 19, 1996

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                             Years Ended
                                                                                             December 31,
                                                                                             ------------
 ASSETS                                                                                 1995             1994
                                                                                        ----             ----
 Current assets:
    Cash                                                                             $2,702,701      $   313,011
    Accounts Receivable                                                                   7,339               --
    Inventory                                                                           831,664               --
    Prepaid expenses                                                                    101,814               --
                                                                                     ----------      -----------

         Total current assets                                                         3,643,518          313,011
                                                                                     ----------      -----------
 Equipment and tooling, net                                                             793,321           79,882
 Note receivable from shareholder                                                            --           51,107
 Prepaid expenses                                                                        44,680               --
 Deposits and other assets                                                               34,312           97,312
 Prepaid royalties                                                                      285,194          262,500
                                                                                     ----------      -----------

                                                                                     $4,801,025      $   803,812
                                                                                     ----------      ------------

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
    Accounts payable                                                                $   437,393      $   181,370
    Accrued expenses                                                                     18,303           26,386
                                                                                     ----------      -----------

         Total current liabilities                                                      455,696          207,756
                                                                                     ----------      -----------
 Notes payable                                                                               --          550,000
 Accrued interest on notes payable                                                           --           26,258
                                                                                   ------------      -----------

         Total liabilities                                                              455,696          784,014
                                                                                     ----------      -----------
 Convertible debt                                                                            --          500,000
                                                                                   ------------      -----------

 Series A 10% cumulative convertible redeemable preferred stock, par value
   $1.00 per share, 1,950,000 shares authorized, 625,000 issued and
   outstanding at December 31, 1994, converted to common stock in 1995                       --          912,370
   (Note 10)                                                                       ------------      -----------

 Shareholders' equity (deficit):
    Common stock, par value $.01, 10,200,000 shares authorized,
      3,863,106 issued and outstanding at December 31, 1995 (Note 10)                    38,631               --
    Series A common stock, par value $.01, 9,000,000 shares
      authorized, 201,083 issued and outstanding at December 31, 1994,
      converted to common stock in 1995 (Note 10)                                            --            2,011
    Series B common stock, par value $.01, 1,200,000 shares
      authorized, 241,300 issued and outstanding, converted to common
      stock in 1995 (Note 10)                                                                --            2,413
    Paid-in capital                                                                  12,218,616           77,068
    Retained earnings (deficit accumulated) during the development stage             (4,862,117)      (1,474,064)
                                                                                     -----------     ------------
                                                                                      7,395,130       (1,392,572)
    Less:  Notes receivable from shareholders (Note 10)                              (3,049,801)              --
                                                                                     -----------      ----------
         Total shareholders' equity (deficit)                                         4,345,329       (1,392,572)
                                                                                     ----------       -----------

                                                                                     $4,801,025       $  803,812
                                                                                     ==========       ==========




   The accompanying notes are an integral part of these financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                  Years Ended
                                                                                  December 31,                   Period From
                                                                                  ------------               January 7, 1991 to
                                                                            1995                 1994         December 31, 1995
                                                                            ----                 ----        ------------------
          Sales revenue                                                $     20,700     $             --          $     20,700
          Contract revenue                                                       --              245,365             2,652,274
          Cost of sales                                                     (33,783)                  --               (33,783)
          Contract research and development costs                                --            (207,015)            (2,080,188)
                                                                        ------------         ------------          ------------

                                                                            (13,083)              38,350               559,003
          Operating expenses:
            Marketing                                                       572,053              259,589             1,075,019
            General and administrative                                      730,577              295,959             1,288,748
            Research and development                                      1,619,788              959,617             2,579,405
                                                                        ------------         ------------          ------------

               Income (loss) from operations                             (2,935,501)          (1,476,815)           (4,384,169)
                                                                        ------------         ------------          ------------

          Other income (expense):
            Interest income                                                  38,000                2,875                42,054
            Interest (expense)                                             (209,757)             (29,450)             (239,207)
            Amortization of 1995 Bridge financing costs                    (280,795)                  --              (280,795)
                                                                        ------------         ------------          ------------

               Total other income (expense)                                (452,552)             (26,575)             (477,948)
                                                                        ------------         ------------          ------------

          Net loss                                                      $(3,388,053)         $(1,503,390)          $(4,862,117)
                                                                        ============         ============          ============

          Net loss per common and common equivalent shares              $     (1.47)         $     (0.70)          $     (2.29)
                                                                        ============         ============          ============

          Weighted average common shares                                  2,300,896            2,141,707              2,119,655
                                                                        ============         ============          ============





   The accompanying notes are an integral part of these financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
      for the Period from January 7, 1991 (inception) to December 31, 1995



                                                           Common Stock                            Common Stock
                                                       --------------------                    --------------------
                                                                                         Series A                 Series B
                                                                                         --------                 --------
                                                      Shares           Amount        Shares        Amount       Shares       Amount
                                                      ------           ------        ------        ------       ------       ------
 Balance at January 7, 1991 (inception)                      --     $       --            --     $     --            --    $     --
 Issuance of common stock; May 1991 at
   $0.025 per share                                     241,300          2,413            --           --            --          --
 Net income from inception to December 31,
   1991                                                      --             --            --           --            --          --
                                                      ---------      ---------     ---------     --------    ----------    --------
 Balance at December 31, 1991                           241,300          2,413            --           --            --          --
 Net income for the year ended December 31,
   1992                                                      --             --            --           --            --          --
                                                      ---------      ---------     ---------     --------    ----------    --------
 Balance at December 31, 1992                           241,300          2,413            --           --            --          --
 Issuance of common stock:
   July 1993 at $0.025 per share                         60,325            603            --           --            --          --
 Net loss for the year ended December 31,
   1993                                                      --             --            --           --            --          --
                                                      ---------      ---------     ---------     --------    ----------    --------
 Balance at December 31, 1993                           301,625          3,016            --            --           --          --

 Split and conversion of common stock into Series B
   common stock and placement of half of the
   resulting Series B shares (241,300) into escrow
   (See Note 10)                                       (301,625)        (3,016)           --           --       241,300       2,413
 Issuance of Series A common stock:
   October 1994, $0.497 per share                            --             --       148,801        1,488            --          --
   November 1994, $0.497 per share                           --             --        52,282          523            --          --
 Accrual of Series A Preferred dividends                     --             --            --           --            --          --
 Net loss for the year ended December 31, 1994               --             --            --           --            --          --
                                                      ---------      ---------     ---------     --------    ----------    --------
 Balance at December 31, 1994                                --             --       201,083        2,011       241,300       2,413
 Issuance of Series A common stock:
   January 1995, $0.497 per share                            --             --        32,173          322            --          --
   February 1995, $0.497 per share                           --             --        60,325          603            --          --
   April 1995, $0.497 per share                              --             --       189,019        1,890            --          --
   September 1995, $0.38 per share                           --             --       340,000        3,400            --          --
 Issuance of common stock:
   October 1995 (IPO), $5.00 per share                1,500,000         15,000            --           --            --          --
   October 1995 (exercise of Founders' options
      for notes receivable), $5.10 per share
      (See Note 10)                                     587,300          5,873            --           --            --          --
 Accrual of Series A Preferred dividends                     --             --            --           --            --          --
 Conversion of convertible debt upon close of IPO
   (See Note 9)                                         229,306          2,293            --           --            --          --
 Conversion of Series A Preferred stock into common
   stock upon close of IPO (See Note 10)                482,600          4,826            --           --            --          --
 Conversion of Series A and B common stock into
   common stock upon close of IPO (See Note 10)       1,063,900         10,639      (822,600)      (8,226)     (241,300)     (2,413)
 Accrual of interest on notes receivable,
   collateralized by common stock                            --             --            --           --            --          --
 Net loss for the year end December 31, 1995                 --             --            --           --            --          --
                                                      ---------      ---------     ---------     --------    ----------    --------
 Balance at December 31,1995                          3,863,106        $38,631            --     $     --            --    $     --
                                                      =========        =======    ==========     ========    ==========    ========

                                                                                                  Notes
                                                                                 Retained       Receivable         Total
                                                                                 Earnings     Collateralized    Shareholders'
                                                                   Paid-In     (Accumulated     by Common          Equity
                                                                   Capital        Deficit)        Stock           (Deficit)
                                                                   -------    --------------  -------------    --------------
 Balance at January 7, 1991 (inception)                           $      --        $       -     $       --      $       --
 Issuance of common stock; May 1991 at $0.025 per share               3,587               --             --           6,000
 Net income from inception to December 31, 1991                          --               --             --              --
                                                                  ---------        ---------      ---------      ----------
 Balance at December 31, 1991                                         3,587               --             --           6,000
 Net income for the year ended December 31, 1992                         --           33,269             --          33,269
                                                                  ---------        ---------      ---------       ---------
 Balance at December 31, 1992                                         3,587           33,269             --          39,269
 Issuance of common stock:
   July 1993 at $0.025 per share                                        897               --             --           1,500
 Net loss for the year ended December 31, 1993                           --           (3,943)            --          (3,943)
                                                                  ---------        ----------    ----------      -----------
 Balance at December 31, 1993                                          4,484          29,326             --          36,826

 Split and conversion of common stock into Series B common
   stock and placement of half of the resulting Series B
   shares (241,300) into escrow (See Note 10)                           603               --             --              --
 Issuance of Series A common stock:
   October 1994, $0.497 per share                                    60,403               --             --          61,891
   November 1994, $0.497 per share                                   21,222               --             --          21,745
 Accrual of Series A Preferred dividends                             (9,644)              --             --          (9,644)
 Net loss for the year ended December 31, 1994                           --       (1,503,390)            --      (1,503,390)
                                                                 ----------       -----------    ----------      -----------
 Balance at December 31, 1994                                        77,068       (1,474,064)            --      (1,392,572)
 Issuance of Series A common stock:
   January 1995, $0.497 per share                                    14,016               --             --          14,338
   February 1995, $0.497 per share                                   26,281               --             --          26,884
   April 1995, $0.497 per share                                      82,347               --             --          84,237
   September 1995, $0.38 per share                                  102,704               --             --         106,104
 Issuance of common stock:
   October 1995 (IPO), $5.00 per share                            6,239,605               --             --       6,254,605
   October 1995 (exercise of Founders' options
      for notes receivable), $5.10 per share (See Note 10)        2,989,357               --     (2,995,230)             --
 Accrual of Series A Preferred dividends                           (102,075)              --             --        (102,075)
 Conversion of convertible debt upon close of IPO
   (See Note 9)                                                     497,707               --             --         500,000
 Conversion of Series A Preferred stock into common
   stock upon close of IPO (See Note 10)                          2,237,035               --             --       2,241,861
 Conversion of Series A and B common stock into common
   stock upon close of IPO (See Note 10)                                 --               --             --              --
 Accrual of interest on notes receivable, collateralized by
   common stock                                                      54,571               --        (54,571)             --
 Net loss for the year end December 31, 1995                             --       (3,388,053)            --      (3,388,053)
                                                                -----------      ------------   -----------      -----------
 Balance at December 31,1995                                    $12,218,616      $(4,862,117)   $(3,049,801)     $4,345,329
                                                                ===========      ============   ============     ==========


  The accompanying notes are an integral part of these financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                    Years Ended
                                                                    December 31,                        Period From
                                                                    ------------                    January 7, 1991 to
                                                                       1995               1994       December 31, 1995
                                                                       ----               ----       -----------------
 Cash flows from operating activities:
    Net loss                                                      $(3,388,053)       $(1,503,390)       $(4,862,117)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
          Depreciation and amortization                                18,812              5,635             29,848
          Note receivable expensed as salary                           48,750                 --             48,750
          Amortization of 1995 Bridge financing costs                 409,995                 --            409,995
          Net effect of changes in:
             Accounts receivable                                       (7,339)           130,496             (7,339)
             Inventory                                               (831,664)                --           (831,664)
             Prepaid expenses                                        (146,494)                --           (146,494)
             Deposits                                                  63,000            (97,312)           (34,312)
             Accrued interest on note receivable                        2,357             (2,357)                --
             Prepaid royalties                                        (22,693)          (262,500)          (285,193)
             Accounts payable                                         256,023            138,999            437,393
             Accrued expenses                                          (8,083)            26,386             18,303
             Accrued interest on notes payable                        (26,258)            26,258                 --
             Deferred revenue                                              --            (82,500)                --
                                                                  ------------       ------------       ------------

                 Net cash used in operating activities             (3,631,647)        (1,620,285)        (5,222,830)
                                                                  ------------       ------------       ------------

 Cash flows from investing activities:
    Issuance of note receivable                                             --           (48,750)           (48,750)
    Purchase of equipment and tooling                                (732,252)           (57,731)          (817,170)
                                                                  ------------       ------------       ------------

                 Net cash used in investing activities               (732,252)          (106,481)          (865,920)
                                                                  ------------       ------------       ------------

 Cash flows from financing activities:
    Loan proceeds                                                   1,290,005          1,050,000          2,340,005
    Proceeds from issuance of common stock                          6,486,168             83,636          6,571,304
    Proceeds from issuance of preferred stock                       1,339,135            902,726          2,241,861
    Repayment of notes payable                                     (2,250,000)                --         (2,250,000)
    Payment of accrued Series A Preferred dividends                  (111,719)                --           (111,719)
                                                                  ------------       ------------       ------------

                 Net cash provided by financing activities          6,753,589          2,036,362          8,791,451
                                                                  ------------       ------------       ------------

 Net increase in cash                                               2,389,690            309,596          2,702,701
                                                                                                        -----------

 Cash at beginning of period                                          313,011              3,415                 --
                                                                  ------------       ------------       ------------

 Cash at end of period                                            $ 2,702,701        $   313,011        $ 2,702,701
                                                                  ============       ============       ============





   The accompanying notes are an integral part of these financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

             Nature of Business, Customer and Product Concentration

         Telechips Corporation, a development stage company (Company), was incorporated in Nevada on January 7, 1991, and began operations May 22, 1991. The Company designs and manufactures graphic display telephone equipment, peripheral devices and enhancements and related software applications. Currently, the Company has a small number of customers and is marketing only one product line.

                              Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                                      Cash

         For purposes of reporting cash flows, the Company considers all temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1995, the Company had on deposit with two financial institutions $903,739, which exceeded Federal Deposit Insurance Corporation insurable limit of $100,000. To date, the Company has not incurred any losses on these deposits.

                                   Inventory

         Inventory consists primarily of parts and components (raw materials) and is stated at the lower of cost (average cost) or market.

                             Equipment and Tooling

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 5 to 7 years. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and the resulting gain or loss is included in current income.

         Maintenance and repairs are charged to expense when incurred. Expenditures for additions and improvements, where significant in amount, are capitalized.

         Tooling is amortized over the shorter of the useful life of the tooling using the straight- line method or over the related product life-cycle using a units of production method.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

1.       Summary of Significant Accounting Policies, continued:

                               Contract Revenues

         Contract revenues are recognized on the percentage-of-completion method. Research and development costs are charged to contract research and development costs when incurred. Payments received in advance are deferred and not recognized as revenue until the services are performed.

                         Research and Development Costs

         Research and development costs not related to contracts are charged to operations as incurred.

                               Prepaid Royalties

         Prepaid royalties are expensed at a rate of $35.00 per unit as sales of telephone equipment are recognized.

                                   Income Tax

         The state of Nevada imposes no corporate income tax. Prior to November 1994, the Company maintained Subchapter S status for Federal tax purposes. The income or loss of the Company was included in the tax returns of the individual shareholders. Subsequent to the Company obtaining equity financing in 1994, the Company converted to a C corporation. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) which requires the liability method of accounting for income taxes.

                           Net Loss Per Common Share

         Net loss per common share and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period.

                                  SFAS No. 123

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes fair value-based accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and allows parties to elect to continue to measure compensation costs using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 requires, for those electing to remain with the APB Opinion No. 25 accounting, pro forma disclosure of net income and earnings per share if the fair value-based method had been applied.

         The Company will adopt SFAS No. 123 for 1996 and is expected to elect to continue to measure and record compensation costs as defined in APB Opinion No. 25. The Company is currently determining the impact of the adoption of SFAS No. 123 on its disclosures in its financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

2.       Going Concern:

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not, to date, recognized any significant revenues from product sales nor produced units in quantities which will yield a gross margin adequate to cover product and operations costs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

         The Company recently consummated a contract to supply its ThinPhone product to a major insurance company and expects to receive significant purchase orders under this contract . However, as of the date of the report, such purchase orders have not been released. The Company is also in the process of consummating various other agreements related to product sales and joint product development work. Based on quotes from manufacturers under contract agreements with the Company, the Company anticipates it will be able to produce commercial units at a cost that will yield a gross margin, which combined with anticipated product sales, will adequately cover cost of product and operations and produce positive cash flow. However, there can be no assurance that such efforts will be successful.

3.       Inventory:

         Inventory consists of the following:

                                                                 December 31,
                                                                 ------------
                                                             1995              1994
                                                             ----              ----
          Raw Materials                                     $688,802        $     --
          Work-in-Process                                    118,333              --
          Finished Goods                                      24,529              --
                                                            --------        --------

                                                            $831,664        $     --
                                                            ========        ========


4.       Equipment and Tooling:

         Equipment and tooling consists of the following:

                                                                 December 31,
                                                                 ------------
                                                            1995              1994
                                                            ----              ----

          Tooling                                           $659,506        $ 50,000
          Computer and other equipment                        81,105          36,964
          Furniture and fixtures                              44,086           3,954
          Leasehold improvements                              38,472              --
                                                            --------        --------
                                                             823,169          90,918

          Less accumulated depreciation and amortization      29,848          11,036
                                                            --------        --------

          Equipment, net                                    $793,321        $ 79,882
                                                            ========        ========

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

5.       Notes Receivable:

         During 1994, the Company loaned a shareholder an aggregate amount of $48,750. The note bears interest at an annual rate of 7% and was due November, 1996. The note including accrued interest of $5,770 was canceled and charged to salary expense in December, 1995.

6.       Notes Payable:

         Notes payable consist of the following at:

                                                                                       December 31,
                                                                                       ------------
                                                                                  1995               1994
                                                                                  ----               ----
         Note payable to Customer (see Note 11), interest at 10%
           accrued from April, 1994 until repayment.  The note
           including accrued interest of $38,904 was paid
           October, 1995.                                                   $          --            $250,000
         Notes payable interest at 10%, principal and accrued
           interest due upon the closing date of a public offering
           of stock by the Company.  The notes including accrued
           interest of $31,740 were paid October, 1995.                                --             300,000
                                                                            -------------            --------
              Total                                                         $          --            $550,000
                                                                            =============            ========

7.       Line of Credit:

         During November, 1995, the Company obtained a revolving line of credit from a commercial bank for $1,200,000, collateralized by cash and cash equivalents valued at 110% of outstanding draws. Interest is payable monthly at the three-month U.S. Treasury Bill rate plus 3% (8.2% at December 31, 1995). Principal is due at maturity. The line of credit expires December 13, 1996. At December 31, 1995, there were no outstanding draws. Subsequent to December 31, 1995, the Company borrowed $354,289 on the line of credit.

8.       1995 Bridge Financing:

         On September 1, 1995, the Company completed the sale to private investors of 17 units (the Units), each unit consisting of (1) an unsecured, nonnegotiable promissory note of the Company in the principal amount of $100,000, bearing interest initially at the rate of 8% per annum, increasing to 12% per annum, payable semiannually, in arrears, with the principal and any accrued interest and unpaid interest due on the earlier of the consummation of an IPO or July 31, 1996; and (2) 20,000 shares of Series A common stock (the 1995 Bridge Shares). The purchase price per unit was $100,000. The Company received gross proceeds of $1,700,000 from the sale of such units. After the payment of $170,000 in placement fees to the placement agent and other offering expenses of approximately $134,000, the Company received net proceeds of approximately $1,396,000 of the total proceeds of $1,700,000. The fair market value of the 1995 Bridge Shares ($129,200) was allocated to Series A Common Stock and Paid-

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

8.       1995 Bridge Financing, continued

         In Capital in the amounts of $3,400 and $125,800, respectively, and $1,570,800 of the total proceeds was allocated to debt. Aggregate financing costs of $303,891 was allocated between unamortized 1995 Bridge financing costs and paid-in capital in the amounts of $280,795 and $23,096, respectively. The notes including accrued interest of $18,630 were repaid upon completion of the IPO. Unamortized 1995 Bridge financing costs were expensed and additional Bridge interest of $129,200 was accreted and expensed.

9.       Convertible Debt:

         The convertible debt consisted of a $500,000 note payable, noninterest bearing, converted at the time the Company issued shares to the Customer (see Note 11) equivalent to 7% of the outstanding stock of the Company. Common shares amounting to 229,306 were issued to the Customer in October, 1995.

10.      Preferred Stock and Shareholder's Equity:

                        1994 Private Placement Offering

         On October 31, 1994, the Company initiated a private offering of stock to accredited investors (Offering). The Offering consisted of 20 units, later expanded to 30 units by vote of the shareholders, each unit consisting of 16,087 shares of Series A Common Stock and 50,000 shares of Series A 10% Convertible Cumulative Redeemable Preferred Stock (Series A Preferred Stock). The Offering was completed in six separate closings, two of which occurred during 1994. The Placement Agent for the Offering received, in addition to certain fees, an option to purchase additional shares equivalent to 30% of the units sold at approximately $3.11 per share for Series A Common Stock and $1.00 per share for Series A Preferred Stock. The options expire five years from the date of issue.

         Effective concurrent with the Offering, 241,300 shares of Series B Common Stock issued in the name of the original common shareholders, were placed in Escrow to be released upon either: (1) the Company achieving certain financial goals as determined in the Escrow Agreement; or (2) if a sale of the Company nets certain proceeds as determined in the Escrow Agreement. The Company expects that the release of the Escrow Shares will be deemed compensatory and, accordingly, will result in substantial charges to earnings equal to the fair market value of the Escrow Shares as of the date on which they are released.

         The holders of the Series A 10% Preferred Stock were entitled to cumulative, annual dividends of 10% which were due and payable upon redemption or conversion.

         In anticipation of the 1994 Private Placement Offering, the Company issued promissory notes (Notes) in the amount of $300,000 with annual interest at 10% (see Note 6). The holders of the Notes received 48,260 warrants to purchase Series A Common Stock at an exercise price of $2.49 per share. The warrants expire five years from the date of issue.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

10.      Preferred Stock and Shareholder's Equity, continued:

         In connection with the Notes, the Placement Agent for the Offering received 14,478 warrants to purchase shares of Series A Common Stock at an exercise price of $2.49 per share. The warrants expire five years from the date of issue.

                                 Other Warrants

         As part of an agreement between the Company and a Customer, the Customer received 20,108 warrants to purchase common stock at $3.11 per share (see Note 11).

                        1994 and 1995 Stock Option Plans

         In July, 1994, the Company adopted a Stock Option Plan (Plan) that provides for a maximum of 48,260 shares of the Company's authorized but unissued common stock, par value $.01 per share, to be available for grant as Non-Statutory and/or Incentive Stock Options. In August, 1995, the Company adopted the 1995 Stock Option Plan that provides for a maximum of 345,000 shares of the Company's authorized but unissued common stock par value of $.01 per share to be available for grant as non-statutory and an incentive stock option with substantially identical terms to the 1994 Stock Option Plan.

         NON-STATUTORY OPTIONS: Non-Statutory Options may be granted to persons who are employees, officers or directors of, or consultants or advisors to the Company, at an exercise price determined by the Board of Directors at the date of grant. The exercise and expiration period shall be set forth in the applicable option agreement. No shares have been granted under this portion of the Plan.

         INCENTIVE STOCK OPTIONS: Incentive Stock Options may be granted only to employees of the Company at an exercise price of at least fair market value, or not less than 110% of fair market value for any owners of stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (10% owners), as determined by the Board of Directors at the date of grant. The exercise period for options granted to any 10% owners shall not exceed five years from the date of grant. The remaining options expire 10 years from the date of grant. The options generally vest at 25% one year from the initial date of employment or date of grant and the remainder ratably over 36 months.

         At December 31, 1995, there were 121,726 options outstanding and 35,110 exercisable as follows:

                                                               Exercise
          Date of Grant            Granted     Exercisable       Price       Expiration Date
          -------------            -------     -----------     ---------     ---------------
          May, 1995                40,418           16,181       $3.11             May, 2005
          July, 1995                7,842               --       $3.51            July, 2005
          October, 1995            64,667           18,929       $4.75         October, 2005
          November, 1995           23,200               --       $5.25        November, 2005
                                  -------         --------
                                  138,127
          Canceled                (14,401)
                                  --------

               Total              121,726           35,110
                                  =======           ======

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

10.      Preferred Stock and Shareholder's Equity, continued:

         During January, 1996, the Company granted 14,750 additional options with an expiration date of January, 2006 and exercise price of $5.125. During February, 1996, the Company granted 82,900 additional options with an expiration date of February, 2006, and an exercise price of $6.875. None of these options are currently exercisable.

                        Initial Public Offering of Stock

         On October 20, 1995, the Company completed the public sale (IPO) of 1,500,000 shares of common stock at a price of $5.00 per share and 1,725,000 (1,500,000 offered plus 225,000 overallotment) redeemable warrants to purchase common stock at a price of $.10 per warrant, which warrant entitles the owner to purchase one share of common stock at an exercise price of $5.00 (Redeemable Warrants). The warrants expire October, 2000 and are redeemable by the Company, with the consent of the underwriter, upon 30 days' notice at any time commencing October 16, 1996, at a price of $.10 per warrant, provided that the closing bid quotation of the common stock of the Company has been $7.50 for 30 days prior to giving notice.

         The IPO yielded total proceeds of $7,672,500 and net proceeds of approximately $6,255,000 after deducting the underwriter's discount of $767,250, and underwriter's fees, legal and other financing costs aggregating approximately $650,250. In addition, the Company sold to the Underwriter for an aggregate of $150, warrants (Underwriter's Warrants) to purchase up to 150,000 shares of common stock at an exercise price of $7.70 per share and/or up to 150,000 warrants (each exercisable to purchase one share of common stock at a price of $7.70 per share) at an exercise price of $.154 per warrant. The Underwriter's Warrants are exercisable over a four-year period beginning October 16, 1996.

         The Company also granted to the Underwriter an overallotment option, expiring November 30, 1995, to purchase up to 225,000 additional shares of common stock and/or 225,000 additional warrants at $5.00 and $.10, respectively, less underwriting discounts and commissions. The warrant overallotment was exercised at the close of the IPO.

                         Exercise of Founder's Options

         Also upon closing of the IPO, members of the Company's senior management team exercised options to purchase 587,300 additional shares of common stock (Founders' Options) at a price of $5.10 per share for a total consideration of $2,995,230. The shares were purchased with nonrecourse notes collateralized by the stock. The notes bear interest at 8.75%, have no maturity date and can be satisfied by cash, stock or similarly valued property. The shares were placed in escrow, subject to a right of repurchase by the Company. The Company's repurchase right lapses ratably over 36 months beginning on the date of the option exercise. The repurchase rights are triggered only if the employee voluntarily leaves the Company. Repurchase price will be equal to the original exercise price. Interest associated with unpaid notes on those shares repurchased will be canceled. The shares are released from escrow upon lapse of the repurchase rights and payment of the related portion of the notes.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

10.      Preferred Stock and Shareholder's Equity, continued:

         Changes to Certain Existing Agreements, Reverse Stock Split,
                          and Pro Forma Presentation

         During August, 1995, the Company initiated changes, requiring shareholder vote, to certain existing agreements as follows: (1) amendment to the Articles of Incorporation (Articles) to allow for voluntary conversion of Series A Preferred Stock into shares of Series A Common Stock at a conversion ratio of 1.25 per Series A Common share; (2) election to convert the Series A Preferred Stock into shares of Series A Common stock, as described in item (1), upon the completion of an IPO (Conversion); (3) amendment to the terms of the Series B Common stock escrow agreement, in addition to existing release provisions, to allow for release upon attainment of certain stock market price goals following an IPO; (4) consent to a reverse split of the Company's Series A and Series B Common Stock at a ratio of 1 to 2.486536 (effective August 21, 1995); and (5) amendment to the Articles of Incorporation to allow for Series A Common Stock (into which all other outstanding [and Series B escrow] shares would be converted) to be redesignated as common stock upon completion of an IPO. As of the date of the IPO, all items received the required favorable votes.

         Upon the closing of the IPO, all of the outstanding Series A and B Common Stock and the Series A Preferred stock were converted into 1,546,500 shares of common stock. The Series B escrow shares were also converted into common stock upon the closing. In addition, $500,000 in convertible debt was converted into 229,306 shares of common stock. Such conversions have been presented in the balance sheet, and earning per share computation. The financial statements and accompanying footnotes reflect the effects of the reverse split for all periods presented.

11.      Contract Revenues:

         All contract revenues were derived from a contract with one customer to design and develop certain technology to be contained in graphic display telephone equipment. From May 22, 1991 to July 31, 1992, a major shareholder of the Company performed all contract requirements as an outside consultant. The contract was terminated in February, 1994.

         In March, 1994, and as amended in August and September, 1994, the Customer agreed to receive, upon the consummation of the Initial Public Offering (see Note 10), 20,108 warrants to purchase common stock at $3.11 per share and conversion rights to shares in the amount equivalent to 7% of the outstanding stock of the Company in accordance with the terms described in Note 9 in exchange for granting the Company a worldwide, perpetual, nonexclusive license to certain intellectual property embodied in the graphic display telephone equipment described above and loaning the Company $500,000 (see Note
         9) to be used in consummating the Company's contract with a vendor. The warrants expire five years from the date of issue. The agreement prohibits the Customer from manufacturing or selling the equipment until after March 31, 1997.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

12.      Software License Agreement:

         In March, 1994, the Company entered into an agreement with Microsoft Corporation to license Microsoft's software to be used in the graphic display telephone equipment. Microsoft is the sole source supplier of this software. The agreement provides for royalty payments based on $35 per unit, to be paid upon sale of the equipment. During March and September, 1994, the Company prepaid $250,000 and $12,500 in royalties, respectively. Beginning September 1, 1996, the Company is committed to make minimum royalty payments based on an average of 600 units per month. If the average is below the 600 units, the per-unit royalty shall increase 20% to $42.00 per unit until such time that the volume exceeds the minimum for three consecutive months. In the event the Company fails to accrue any royalties prior to the expiration of the agreement, the Company may be charged a $10,000 administrative fee. The agreement as amended February 1, 1996, expires March 31, 1997.

13.      Operating Lease:

         The Company leases its office under an operating lease. In June, 1995, the Company moved to a new and larger office. The five-year lease expires June, 2000. Rental expenses for the years ended December 31, 1995 and 1994, were $97,787 and $34,232, respectively.

         Minimum annual rental payments consist of the following:

         Year Ending December 31:
         -----------------------
                 1996                                    $150,942
                 1997                                     156,976
                 1998                                     163,250
                 1999                                     169,771
                 Thereafter                                79,205
                                                         --------
                      Total                              $720,144
                                                         ========

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued

14.      Income Taxes:

         The income tax effect of temporary timing differences between financial and income tax reporting that give rise to deferred income tax assets and liabilities at December 31, 1995 and 1994, under the provisions of SFAS No. 109, are as follows:

                                                                      1995              1994
                                                                      ----              ----
         Net operating loss carryforwards                        $   850,776         $   80,815
         Capitalized research and experimentation costs              644,642             93,604
         Research and experimentation credits                        127,036             28,548
         Other                                                       (13,038)             7,743
                                                                 ------------        -----------

                                                                   1,609,416            210,710

         Less valuation allowance                                 (1,609,416)          (210,710)
                                                                 ------------        -----------

         Net deferred                                            $        --         $       --
                                                                 ============        ===========


         As a result of providing a valuation allowance equal to the deferred tax asset, there is no tax provision.

         At December 31, 1995, the Company had approximately $2,500,000 in net operating loss carryforwards and $127,000 in research and experimentation credit carryforwards for federal tax purposes, which expire from 2009 to 2011, respectively.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act and Rule 12b-15 thereunder, the registrant has caused this amendment to its Annual Report on Form 10-KSB for the fiscal year December 31, 1995, to be signed on its behalf by the undersigned, thereunder duly authorized on the 2nd day of July, 1996.

                          TELECHIPS CORPORATION

                          BY:
                                  /s/ Nelson B. Caldwell
                                  --------------------------------------
                                  Nelson B. Caldwell
                                  Vice President-Finance and
                                  Secretary