Form 10QSB
period 1996-06-30
TELECHIPS CORP
filed 1996-08-14
CIK 873979

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996.

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____.

                         Commission file number 0-26764

                             TELECHIPS CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



            Nevada                                          88-0266392
- -----------------------------------                   -------------------
   (State or other jurisdiction                          (IRS Employer
 of incorporation or organization)                    Identification No.)


                 6880 South McCarran Blvd., Reno, Nevada 89509
                 ---------------------------------------------
                    (Address of principal executive offices)

                                  (702) 824-5555
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No _____

The number of shares of Common Stock outstanding as of August 1, 1996:
4,104,406

Transitional Small Business Disclosure Format (check one):
Yes  _____  ;  No    X

                             TELECHIPS CORPORATION

                                     INDEX



                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.  Financial Information

         1.      Interim Financial Statements

                 Condensed Balance Sheets -
                          June 30, 1996 (unaudited) and December 31, 1995 . . . .   1

                 Condensed Statements of Operations -
                          Three months and six months ended June 30, 1996
                          and 1995 and period from January 7, 1991, to
                          June 30, 1996 (unaudited)  . . . . . . . . . . . . . . .  2

                 Condensed Statements of Cash Flows -
                          Three months and six months ended June 30, 1996 and
                          1995; and period from January 7, 1991,
                          to June 30, 1996 (unaudited)  . . . . . . . . . . . . .   3

                 Notes to Condensed Financial Statements  . . . . . . . . . . . .   4

         2.      Management's Discussion and Analysis   . . . . . . . . . . . . .   7

PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                           June 30,         December 31,
                                                                             1996               1995
                                                                          ----------        -----------
                                                                          (unaudited)
 ASSETS

 Current assets:
     Cash and cash equivalents                                            $  621,575         $2,702,701
     Accounts receivable                                                       4,248              7,339
     Inventory                                                             1,419,465            831,664
     Prepaid expenses                                                         40,547            101,814
                                                                          ----------         ----------
          Total current assets                                             2,085,835          3,643,518
                                                                          ----------         ----------

 Equipment and tooling, net                                                1,002,723            793,321
 Prepaid expenses                                                             38,701             44,680
 Deposits and other assets                                                    88,991             34,312
 Prepaid royalties                                                           282,584            285,194
                                                                          ----------         ----------
                                                                          $3,498,834         $4,801,025
                                                                          ==========         ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                     $  750,449         $  437,393
     Accrued expenses                                                         49,228             18,303
     Note payable                                                             62,500                 --
     Line of credit payable                                                  354,289                 --
                                                                          ----------         ----------

          Total current liabilities                                        1,216,466            455,696
                                                                          ----------         ----------

 Other liabilities                                                            34,945                 --
                                                                          ----------         ----------
          Total liabilities                                                1,251,411            455,696

 Shareholders' equity:
     Common stock, par value $.01, 10,200,000 shares authorized,
        3,863,106 issued and outstanding at June 30, 1996
        (unaudited)                                                           38,631             38,631
     Paid-in capital                                                      12,349,298         12,218,616
     Retained earnings (deficit accumulated) during the development
        stage                                                             (6,960,023)        (4,862,117)
                                                                          ----------         ----------
                                                                           5,427,906          7,395,130
     Less: Notes receivable from shareholders                             (3,180,483)        (3,049,801)
                                                                          ----------         ----------

          Total shareholders' equity                                       2,247,423          4,345,329
                                                                          ----------         ----------

                                                                          $3,498,834         $4,801,025
                                                                          ==========         ==========


   The accompanying notes are in integral part of these condensed financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                 -------------

                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30                 Period From
                                                     -------------------------      ---------------------------   January 7, 1991
                                                         1996          1995             1996          1995       to June 30, 1996
                                                     -----------     ---------      ------------    -----------  ----------------
                                                              (unaudited)                    (unaudited)            (unaudited)
 Sales revenue                                       $    52,627     $      --      $    52,627     $        --     $    73,327
 Contract revenue                                             --            --               --              --       2,652,274
 Cost of sales                                           (67,754)           --          (67,754)             --        (101,537)
 Contract research and development costs                      --            --               --              --      (2,080,188)
                                                     -----------     ---------      -----------     -----------     -----------
                                                         (15,127)           --          (15,127)             --         543,876

 Operating expenses:
     Marketing                                           225,163        95,413          454,168         191,957       1,529,187
     General and administrative                          289,998       133,815          601,303         239,844       1,890,051
     Research and development                            583,575       334,773        1,057,589         624,723       3,636,994
                                                     -----------     ---------      -----------     -----------     -----------
          Loss from operations                        (1,113,863)     (564,001)      (2,128,187)     (1,056,524)     (6,512,356)

 Other income (expense):
     Interest income                                      13,281         7,472           46,589           9,987          88,643
     Interest (expense)                                   (9,678)      (16,893)         (16,308)        (32,739)       (255,515)
     Amortization of 1995 Bridge financing costs              --            --               --              --        (280,795)
                                                     -----------     ---------      -----------     -----------     -----------

          Total other income (expense)                     3,603        (9,421)          30,281         (22,752)       (447,667)
                                                     -----------     ---------      -----------     -----------     -----------
 Net loss                                            $(1,110,260)    $(573,422)     $(2,097,906)    $(1,079,276)    $(6,960,023)
                                                     ===========     =========      ===========     ===========     ===========

 Net loss per common and common equivalent shares          $(.30)        $(.30)           $(.57)          $(.56)         $(3.07)
                                                           =====         =====            =====           =====          ======

Weighted average common shares                         3,669,930     1,940,624        3,669,930       1,940,624       2,260,589
                                                       =========     =========        =========       =========       =========


   The accompanying notes are in integral part of these condensed financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                 ------------

                                                   Three Months Ended            Six Months Ended
                                                         June 30                      June 30                   Period From
                                               -------------------------      ---------------------------     January 7, 1991
                                                   1996          1995             1996          1995         to June 30, 1996
                                               -----------     ---------      ------------    -----------    ----------------
                                                       (unaudited)                    (unaudited)               (unaudited)
 Cash flows from operating activities:
   Net loss                                    $(1,110,260)    $(573,422)     $(2,097,906)    $(1,079,276)     $(6,960,023)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
         Depreciation                               10,788         1,733           17,797           7,684           47,645
         Note receivable expensed as
           salary                                       --            --               --              --           48,750
         Amortization of 1995 Bridge
           financing costs                              --            --               --              --          409,995
         Net effect of changes in:
           Accounts receivable                       1,693            --            3,091              --           (4,248)
           Inventory                              (302,621)     (232,308)        (587,801)       (371,541)      (1,419,465)
           Prepaid expenses                         26,347            --           67,246              --          (79,248)
           Deposits                                (53,179)           --          (54,679)         85,000          (88,991)
           Accrued interest on note receivable          --          (853)              --          (1,706)              --
           Prepaid royalties                         2,124            --            2,610              --         (282,584)
           Accounts payable                        364,129       155,235          375,556         303,410          812,949
           Accrued expenses                         28,916        32,735           30,925          16,016           49,228
           Accrued interest on notes payable            --        13,750               --          27,500               --
           Other liabilities                           728            --           34,945              --           34,945
                                               -----------     ----------      ----------      ----------      -----------
               Net cash used in operating
                 activities                     (1,031,335)     (603,130)      (2,208,216)     (1,012,913)      (7,431,047)
                                               -----------     ----------      ----------      ----------      -----------

 Cash flows from investing activities:
   Issuance of note receivable                          --            --               --              --          (48,750)
   Purchase of equipment and tooling               (57,303)     (491,450)        (227,199)       (624,926)      (1,044,368)
                                               -----------     ----------      ----------      ----------      -----------
               Net cash used in investing
                 activities                        (57,303)     (491,450)        (227,199)       (624,926)      (1,093,118)
                                               -----------     ----------      ----------      ----------      -----------
 Cash flows from financing activities:
   Proceeds from line of credit                         --            --          354,289              --          354,289
   Loan proceeds                                        --            --               --              --        2,340,005
   Deferred offering costs                              --       (25,000)              --         (25,000)              --
   Proceeds from issuance of common stock               --        84,237               --         125,459        6,571,304
   Proceeds from issuance of preferred stock            --       930,347               --       1,339,135        2,241,861
   Repayment of notes payable                           --            --               --              --       (2,250,000)
   Payment of accrued Series A
     Preferred dividends                                 -            --               --              --         (111,719)
                                               -----------     ----------      ----------      ----------      -----------
               Net cash provided by financing
                 activities                              -       989,584          354,289       1,439,594        9,145,740
                                               -----------     ----------      ----------      ----------      -----------
 Net (decrease) increase in cash and
   cash  equivalents                            (1,088,638)      (104,996)     (2,081,126)       (198,245)         621,575

 Cash and cash equivalents at beginning
   of period                                     1,710,213        219,762       2,702,701         313,011               --
                                               -----------     ----------      ----------      ----------      -----------

Cash and cash equivalents at end of period     $   621,575     $  114,766      $  621,575      $  114,766      $   621,575
                                               ===========     ==========      ==========      ==========      ===========


   The accompanying notes are in integral part of these condensed financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------

1.       Preparation of Interim Financial Statements:

         The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   ----------




3.       Inventory:

         Inventory consists of the following:


                                                                            June 30,         December 31,
                                                                              1996               1995
                                                                          -----------       ------------
                                                                          (unaudited)
         Raw Materials                                                    $  848,094           $688,802
         Work-in-Process                                                     214,977            118,333
         Finished Goods                                                      356,394             24,529
                                                                          ----------           --------
                                                                          $1,419,465           $831,664
                                                                          ==========           ========

4.       Equipment and Tooling:

         Equipment and tooling consists of the following:


                                                                           June 30,         December 31,
                                                                             1996               1995
                                                                         -----------       ------------
                                                                          (unaudited)
         Tooling                                                          $  772,454           $659,506
         Computer and other equipment                                        198,246             81,105
         Furniture and fixtures                                               42,412             44,086
         Leasehold improvements                                               37,256             38,472
                                                                          ----------           --------

                                                                           1,050,368            823,169

         Less accumulated depreciation                                       (47,645)           (29,848)
                                                                          ----------           --------

         Equipment, net                                                   $1,002,723           $793,321
                                                                          ==========           ========

5.       Note Payable:

         During April, 1996, the Company issued an uncollateralized note payable to a vendor for $62,500, with an interest rate of 9% payable monthly and principal due November, 1996.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   __________





6.       Line of Credit:

         During November, 1995, the Company obtained a revolving line of credit from a commercial bank for $1,200,000, collateralized by cash and cash equivalents valued at 110% of outstanding draws. Interest is payable monthly at a three- month U.S. Treasury Bill rate plus 3% (8.32% at June 30, 1996). Principal is due at maturity. The line of credit expires December 13, 1996. At December 31, 1995, there were no outstanding draws. At June 30, 1996, the Company had an outstanding balance of $354,289 on the line of credit.

7.       Stock Option Plans:

         During January, 1996, the Company granted 14,750 options under the 1995 stock option plan (1995 plan) with an expiration date of January, 2006, and an exercise price of $5.125. During February, 1996, the Company granted 82,900 additional options under the 1995 plan with an expiration date of February, 2006, and an exercise price of $6.875. During April, 1996, the Company granted 6,706 additional options under the 1995 plan with an expiration date of April, 2006, and an exercise price of $5.00. During June, 1996, the Company granted 83,450 additional options under the 1995 plan with an expiration date of June, 2006, and an exercise price of $5.75. During the period from April, 1996, to June, 1996, 58,338 options at prices ranging from $3.11 to $6.875 and expiration dates from April, 2004, to February, 2006, were canceled and returned to the 1994 and 1995 stock option plans.

8.       Income Taxes:

         The State of Nevada imposes no corporate income tax. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) which requires the liability method of accounting for income taxes.

         At June 30, 1996, the deferred tax assets totaling approximately $2,307,000 (federal) have been recorded, resulting primarily from net operating loss carry forwards and capitalized research and development costs. Because realization of these assets is not assured, a valuation allowance of $2,307,000 has been recorded resulting in no net deferred taxes or tax provision.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction. Telechips Corporation (the "Company") was organized in January 1991 and since its inception has been engaged primarily in the research, design and development of the Company's Telechips Access(TM) products and related software and other technology. The Company began marketing commercial units of the Access Model 3000 to its customers during the last quarter of 1995. During the quarter ending June 30, 1996, the Company sold approximately 53 commercial units of the Access Model 3000 with total revenues of approximately $53,000.
In addition, the Company distributed 3 demonstration units which were generally accounted for as advertising and promotional expenses.

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

         The Company is currently using the proceeds of the IPO to increase marketing activities and develop new products such as a World Wide Web browser software that will allow users of the Telechips Access to view World Wide Web pages on the Internet and electronic mail software which will allow a Telechips Access user to send and receive electronic mail either on a local area network or over the Internet. In addition, the Company is working on the development of a large screen and color versions of the product and a public payphone product. Further, the Company is using the proceeds of the IPO to fund initial production runs of the Access Model 3000. The Company expects to incur significant expenses in connection with its operations, including expenses associated with hiring additional marketing and sales personnel and the research and development of new product lines. The Company anticipates, based on its current proposed growth plans, borrowings and planned revenues and assumptions relating to its growth and operations, that the proceeds from the IPO, borrowings and planned revenues will not be sufficient to satisfy the contemplated cash requirements of the Company for the next 12 months and that the Company may be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds of the IPO prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems, or otherwise), the Company may be required to seek additional funding sooner than anticipated. The Company is currently pursuing several potential funding opportunities; however, the Company has no current commitments for additional funding. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and manufacturing plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         Six Months Ended June 30, 1996 as Compared to Six Months Ended June 30, 1995. There were sales revenues of approximately $53,000 for the six months ended June 30, 1996 as compared to no revenues for the six months ended June 30, 1995. In May 1996, a major customer placed their first significant order. Telechips Access units at a cost of approximately $23,000 were also supplied to customers as demos and trial units during the six months ended June 30, 1996 and were charged to advertising expense. Commercial production had not commenced during the six months ended June 30, 1995.

         For the six months ended June 30, 1996, operating expenses, which consist of marketing, research and development and general administrative expenses, were approximately $2,128,000 as compared to $1,057,000 for the six months ended June 30, 1995. The increase was due to increased operating activity related to marketing the Telechips Access line of products, increasing research and development activity related to new software and hardware products and final modifications for the initial Telechips Access models and increased general corporate activity as the company begins to emerge from the development stage into a fully operation entity.

         Research and development expenses increased to approximately $1,058,000 for the six months ended June 30, 1996 from $625,000 for the six months ended June 30, 1995. The increase was due to increased research and development activities relating to new software products such as the World Wide Web browser software, electronic mail software, a large-screen and color versions of the product, a public payphone product and an integrated card reader.

         Marketing expenses increased to approximately $455,000 for the six months ended June 30, 1996 from $192,000 for the six months ended June 30, 1995. This increase was due primarily to increased marketing efforts including hiring sales and marketing support staff, increased use of collateral materials, trade shows, sales negotiations and efforts at forming strategic alliances.

         Three Months Ended June 30, 1996 as Compared to Three Months Ended June 30, 1995. There were sales revenues of approximately $53,000 for the three months ended June 30, 1996 as compared to no revenues for the three months ended June 30, 1995. In May 1996, a major customer placed their first significant order. Commercial production had not commenced during the three months ended June 30, 1995.

         For the three months ended June 30, 1996, operating expenses, which consist of marketing, research and development and general administrative expenses, were approximately $1,114,000 as compared to $564,000 for the three months ended June 30, 1995. The increase was due to increased operating activity related to marketing the Telechips Access line of products, increasing research and development activity related to new software and hardware products and final modifications for the initial Telechips Access models and increased general corporate activity as the company begins to emerge from the development stage into a fully operational entity.

         Research and development expenses increased to approximately $584,000 for the three months ended June 30, 1996 from $335,000 for the three months ended June 30, 1995. The increase was due to increased research and development activities relating to new software products such as the World Wide Web browser software, electronic mail software, a large-screen and color versions of the product, a public payphone product and an integrated card reader.

         Marketing expenses increased to approximately $225,000 for the three months ended June 30, 1996 from $95,000 for the three months ended June 30, 1995. This increase was due primarily to increased marketing efforts including hiring sales and marketing support staff, increased use of collateral materials, trade shows, sales negotiations and efforts at forming strategic alliances.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception (January 1991), the Company has financed its operations principally through contract revenue from research and development consulting agreements with National Semiconductor Corporation ("NSC"), private placements of its securities and notes and the initial public offering of its Common Stock and Warrants.

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

         On September 1, 1995, the Company completed the sale (the "Bridge Financing") to private investors of 17 units (the "Units"), each Unit consisting of (i) an unsecured non-negotiable promissory note of the Company in the principal amount of $100,000, due on the earlier of the consummation of an initial public offering ("IPO") or July 31, 1996 (a "Bridge Note") and (ii) 20,000 shares of Series A Common Stock (the "Bridge Shares"). The purchase price per Unit was $100,000. The Company received gross proceeds of $1,700,000 from the sale of such Units. After the payment of $170,000 in placement fees to the Underwriter, which acted as placement agent for the Company with respect to the sale of such Units, and other offering expenses of approximately $134,000, the Company received net proceeds of approximately $1,396,000 in connection with the Bridge Financing.

         The Company's sale of 17 Units resulted in the Company's issuance (in connection with the Bridge Financing) of a total of $1,700,000 principal amount of Bridge Notes and 340,000 Bridge Shares. The 340,000 Bridge Shares issued in the Bridge Financing were included in the Selling Shareholders' Shares and were registered by the Company in conjunction with the IPO.

         Upon consummation of the IPO, the Company received net proceeds of approximately $6,255,000. The Company used approximately $2,451,000 of the proceeds from the IPO to repay the outstanding Bridge Notes, the $300,000 in notes issued in 1994, accrued dividends on Preferred Stock, $250,000 of NSC Notes and interest on all of such indebtedness. Pursuant to the terms of an agreement with NSC, dated March 1994, as restated August 31, 1994 and amended September 20, 1994, $500,000 of debt owed to NSC was canceled, the Company paid NSC $250,000 plus accrued and unpaid interest of $38,904, from the proceeds of the IPO, and issued to NSC 229,306 shares of Common Stock and a Warrant to purchase 20,108 shares of Common Stock at $3.11 per share.


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

         During November, 1995, the Company obtained a $1,200,000 revolving line of credit from a commercial bank ("Line of Credit"). The Line of Credit expires on December 13, 1996. The Line of Credit is collateralized by cash and cash equivalents valued at 110% of outstanding draws. Interest is payable monthly at the three-month U.S. Treasury Bill rate plus 3% (8.32% currently). Principal is due at maturity. As of the date of this report, the Company has borrowed approximately $355,000 on the Line of Credit.

         In March 1994, and as amended on February 1, 1996, the Company entered into a License Agreement with Microsoft (the "MS License Agreement") to license certain software to be used in the Company's products. The MS License Agreement establishes minimum royalty payments. Beginning September 1, 1996, the Company is obligated to make monthly minimum royalty payments. As of the date of this report, the Company has prepaid royalties to Microsoft of approximately $262,000. The MS License Agreement may only be terminated prior to its expiration date upon a default by the parties. This license expires on September 30, 1997, and there are no automatic renewal terms.

         Over the next 12 months, the Company intends to focus on increasing its marketing efforts and research and development for new proposed products. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the IPO, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. Further, in the event that the Company receives a larger than anticipated number of initial purchase orders for Telechips Access products, it may require resources substantially greater than those that are currently available to the Company. In such event the Company may be required to raise additional capital or to engage third parties (as to which there can be no assurance) to assist the Company in meeting such orders.

         Other than the Warrants, which are redeemable by the Company, upon the consent of the Underwriter, at any time commencing on October 16, 1996, upon notice of not less than 30 days, at a price of $.10 per Warrant (provided that the closing bid quotation of the Common Stock on all 30 trading days ending on the third day prior to the day on which the Company gives notice has been at least $7.50), the Company has no current arrangements with respect to, or sources of, additional financing. The Company is currently pursuing several potential funding opportunities; however, the Company has no current commitments for additional funding. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and manufacturing plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 1995, stating that the Company's has not, to date, recognized significant revenues from product sales nor produced units in quantities which will yield a gross margin adequate to cover product and operations costs and that these factors raise substantial doubt about the Company's ability to continue as a going concern.

FORWARD LOOKING STATEMENTS

         The statements that are not historical facts in this report are "forward looking statements" as defined in the Securities Litigation Reform Act of 1995 and as such involve substantial risks and uncertainties including, but not limited to, the risks and uncertainties set forth under the caption "Risk Factors" in the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on July 16, 1996. Such statements include the following specific statements:

      Page 8:                                      Paragraph 1; Sentence 1
                                                   Paragraph 1; Sentence 2
                                                   Paragraph 1; Sentence 4
                                                   Paragraph 1; Sentence 5
                                                   Paragraph 1; Sentence 7

      Page 11:                                     Paragraph 4; Each Sentence

      Page 12                                      Paragraph 1; Sentence 2

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults on Senior Securities

         None.

Item 4.  Matters Submitted to a Vote of Security Holders

         The Company held its 1996 annual meeting of stockholders on May 22, 1996 in which the following actions were taken:

         I. The stockholders elected the then current Board of Directors listed below by a vote of 2,602,874 shares for, 2,000 shares against and zero shares not voting:

             C.A. Burns
             Howard Phillips
             Randall Pinato
             Rick Salwen

         II. The stockholders approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants by a vote of 2,603,574 shares for, 1,000 shares against and 300 shares abstaining.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a). Exhibits

               Exhibit 11  Computation of Earnings Per Share

               Exhibit 27  Financial Data Schedule

         b). Reports on Form 8-K

               There were no reports filed on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto authorized.


TELECHIPS CORPORATION


/s/ C.A. Burns                                          Date: August 14, 1996
- -----------------------
C.A. Burns
Chief Executive Officer


/s/  Nelson B. Caldwell                                  Date: August 14, 1996
- -----------------------
Nelson B. Caldwell
Vice President-Finance

                                 EXHIBIT INDEX


Exhibit                                                          Sequential
Number                         Description                        Page No.
- -------                        -----------                       -----------

  11             Computation of Earnings Per Share

  27             Financial Data Schedule