Form 10QSB
period 1996-09-30
TELECHIPS CORP
filed 1996-11-14
CIK 873979

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1996.

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----  EXCHANGE ACT
       For the transition period from _____  to _____.


                         Commission file number 0-26764


                              TELECHIPS CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                    Nevada                             88-0266392
       ---------------------------------           -------------------
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
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               -----      -----

The number of shares of Common Stock outstanding as of November 13, 1996:
4,186,606.


Transitional Small Business Disclosure Format (check one):
Yes      ;  No   X
    -----      -----

                             TELECHIPS CORPORATION

                                     INDEX


                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
PART I.  Financial Information

         1.      Interim Financial Statements

                 Condensed Balance Sheets -
                          September 30, 1996 (unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . .  1

                 Condensed Statements of Operations -
                          Three months and nine months ended September 30, 1996
                          and 1995 and period from January 7, 1991, to
                          September 30, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

                 Condensed Statements of Cash Flows -
                          Three months and nine months ended September 30, 1996
                          and 1995 and period from January 7, 1991, to
                          September 30, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                 Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         2.      Management's Discussion and Analysis   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                                September 30,       December 31,
                                                                                   1996               1995
                                                                                -------------       ------------
                                                                                 (unaudited)
 ASSETS
 Current assets:
     Cash and cash equivalents                                                    $1,282,200         $2,702,701
     Accounts receivable                                                               1,673              7,339
     Inventory                                                                     1,699,747            831,664
     Prepaid expenses                                                                 52,901            101,814
                                                                                  ----------         ----------
          Total current assets                                                     3,036,521          3,643,518
                                                                                  ----------         ----------

 Equipment and tooling, net                                                        1,037,399            793,321
 Prepaid expenses                                                                         --             44,680
 Deposits and other assets                                                           116,998             34,312
 Prepaid royalties                                                                   281,914            285,194
                                                                                  ----------         ----------
                                                                                  $4,472,832         $4,801,025
                                                                                  ===========        ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                             $  731,245         $  437,393
     Accrued expenses                                                                 47,730             18,303
     Note payable                                                                     62,500                 --
     Line of credit payable                                                          354,289                 --
                                                                                  ----------         ----------

          Total current liabilities                                                1,195,764            455,696
                                                                                  ----------         ----------

 Other liabilities                                                                    29,061                 --
                                                                                  ----------         ----------
          Total liabilities                                                        1,224,825            455,696
                                                                                  ----------         ----------

 Shareholders' equity:
     Series A 4% convertible preferred stock, par value $1.00,
        3,000,000 shares authorized, 3,563 issued and outstanding at
        September 30, 1996, $1,000 per share liquidation
        preference (Note 9) (unaudited)                                            2,137,585                --
     Common stock, par value $.01, 10,200,000 shares authorized,
        3,863,106 issued and outstanding at September 30, 1996
        (unaudited)                                                                   38,631             38,631
     Paid-in capital                                                              12,594,675         12,218,616
     Retained earnings (deficit accumulated) during the development
       stage                                                                      (8,407,024)        (4,862,117)
                                                                                  ----------         ----------
                                                                                   6,363,867          7,395,130
     Less: Notes receivable from shareholders                                     (3,115,860)        (3,049,801)
                                                                                  ----------         ----------

          Total shareholders' equity                                               3,248,007          4,345,329
                                                                                  ----------         ----------
                                                                                  $4,472,832         $4,801,025
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

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   __________



                                                               Three Months                Nine Months
                                                                  Ended                       Ended
                                                               September 30                September 30              Period From
                                                         -------------------------    --------------------------  January 7, 1991 to
                                                             1996           1995          1996           1995        September 30,
                                                             ----           ----          ----           ----     ------------------
                                                                (unaudited)                 (unaudited)             (unaudited)
Sales revenue                                            $    19,320    $       --    $    71,947    $        --    $    92,647
Contract revenue                                                  --            --             --             --      2,652,274
Cost of sales                                                (23,204)           --        (90,958)            --       (124,741)
Contract research and development costs                           --            --             --             --     (2,080,188)
                                                         -----------    ----------    -----------    -----------    -----------
                                                              (3,884)           --        (19,011)            --        539,992

Operating expenses:
    Marketing                                                354,740       137,190        808,908        329,147      1,883,927
    General and administrative                               411,493       212,139      1,012,795        451,983      2,301,544
    Research and development                                 671,309       496,208      1,728,898      1,120,931      4,308,303
                                                         -----------    ----------    -----------    -----------    -----------

         Loss from operations                             (1,441,426)     (845,537)    (3,569,613)    (1,902,061)    (7,953,782)
Other income (expense):
    Interest income                                            6,421         2,494         53,010         12,481         95,064
    Interest (expense)                                       (11,996)      (41,112)       (28,304)       (73,851)      (267,511)
    Amortization of 1995 Bridge financing costs                   --       (23,400)            --        (23,400)      (280,795)
                                                         -----------    ----------    -----------    -----------    ------------

         Total other income (expense)                         (5,575)      (62,018)        24,706        (84,770)      (453,242)
                                                         -----------    ----------    -----------    -----------    ------------

Net loss                                                 $(1,447,001)   $( 907,555)   $(3,544,907)   $(1,986,831)   $(8,407,024)
                                                         ===========    ==========    ===========    ===========    ============
Net loss per common and common equivalent shares               $(.39)        $(.47)         $(.97)        $(1.02)        $(4.21)
                                                               =====         ======         =====         ======         =======

Weighted average common shares                             3,669,930     1,940,624      3,669,930      1,940,624      1,996,743
                                                           =========     =========      =========      =========    ===========


   The accompanying notes are in integral part of these condensed financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Three Months                  Nine Months
                                                              Ended                         Ended
                                                           September 30                  September 30              Period From
                                                    --------------------------     ---------------------------  January 7, 1991 to
                                                         1996           1995           1996            1995       September 30,
                                                         ----           ----           ----            ----     ------------------
                                                             (unaudited)                   (unaudited)              (unaudited)
Cash flows from operating activities:
  Net loss                                          $(1,447,001)    $ (907,555)    $(3,544,907)    $(1,986,831)     $(8,407,024)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation                                     14,452          5,125          32,249          12,809           62,097
        Note receivable expensed as salary                   --             --              --              --           48,750
        Amortization of 1995 Bridge financing                --         34,165              --          34,165          409,995
        Net effect of changes in:
            Accounts receivable                           2,575             --           5,666              --           (1,673)
            Employee advances                                --        (21,300)             --         (21,300)              --
            Inventory                                  (280,282)      (340,945)       (868,083)       (712,486)      (1,699,747)
            Prepaid expenses                             26,347             --          93,593              --          (52,901)
            Deposits and other assets                   (28,007)        12,312         (82,686)         97,312         (116,998)
            Accrued interest on note receivable              --           (953)             --          (2,659)              --
            Prepaid royalties                               670         (4,510)          3,280          (4,510)        (281,914)
            Accounts payable                            (19,204)       268,829         356,352         572,239          793,745
            Accrued expenses                             (1,498)        30,679          29,427          46,695           47,730
            Accrued interest on notes payable                --         25,082              --          52,582               --
            Other liabilities                            (5,884)            --          29,061              --           29,061
                                                    -----------     ----------     -----------     -----------      -----------

                Net cash used in activities          (1,737,832)      (899,071)     (3,946,048)     (1,911,984)      (9,168,879)
                                                    -----------     ----------     -----------     -----------      -----------
Cash flows from investing activities:
  Issuance of note receivable                                --             --              --              --          (48,750)
  Purchase of equipment and tooling                     (49,128)      (139,623)       (276,327)       (764,549)      (1,093,496)
                                                    -----------     ----------     -----------     -----------      -----------
                Net cash used in activities             (49,128)      (139,623)       (276,327)       (764,549)      (1,142,246)
                                                    -----------     ----------     -----------     -----------      -----------
Cash flows from financing activities:
  Proceeds from line of credit                               --             --         354,289              --          354,289
  Loan proceeds                                              --      1,570,800              --       1,570,800        2,340,005
  Unamortized 1995 Bridge financing costs                    --       (280,795)             --        (280,795)              --
  Deferred public offering costs                             --       (327,631)             --        (352,631)              --
  Proceeds from issuance of common stock                     --        106,104              --         231,563        6,571,304
  Proceeds from issuance of preferred stock           2,447,585             --       2,447,585       1,339,135        4,689,446
  Repayment of notes payable                                 --             --              --              --       (2,250,000)
  Payment of accrued Series A Preferred                      --             --              --              --         (111,719)
                                                    -----------     ----------     -----------     -----------      -----------
                Net cash provided by activities       2,447,585      1,068,478       2,801,874       2,508,072       11,593,325
                                                    -----------     ----------     -----------     -----------      -----------
Net increase (decrease) in cash and
  cash equivalents                                      660,625         29,784      (1,420,501)       (168,461)       1,282,200
Cash and cash equivalents at beginning of period        621,575        114,766       2,702,701         313,011               --
                                                    -----------     ----------     -----------     -----------      -----------

Cash and cash equivalents at end of period          $ 1,282,200     $  144,550     $ 1,282,200     $   144,550      $ 1,282,200
                                                    ===========     ==========     ===========     ===========      ===========

   The accompanying notes are in integral part of these condensed financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   __________


1.       Preparation of Interim Financial Statements:

         The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   __________


3.       Inventory:

         Inventory consists of the following:

                                                                                        September 30,          December 31,
                                                                                            1996                  1995
                                                                                        -------------          ------------
                                                                                         (unaudited)
                          Raw Materials                                                   $1,186,633             $688,802
                          Work-in-Process                                                    143,713              118,333
                          Finished Goods                                                     369,401               24,529
                                                                                          ----------             --------
                                                                                          $1,699,747             $831,664
                                                                                          ==========             ========

4.       Equipment and Tooling:

         Equipment and tooling consists of the following:

                                                                                         September 30,         December 31,
                                                                                             1996                 1995
                                                                                             ----                 ----
                                                                                          (unaudited)
                          Tooling                                                         $  763,861            $659,506
                          Computer and other equipment                                       233,986              81,105
                          Furniture and fixtures                                              59,323              44,086
                          Leasehold improvement                                               42,326              38,472
                                                                                          ----------            --------

                                                                                           1,099,496             823,169

                          Less accumulated depreciation                                      (62,097)            (29,848)
                                                                                          ----------            --------

                          Equipment, net                                                  $1,037,399            $793,321
                                                                                          ==========            ========

5.       Note Payable:

         During April, 1996, the Company issued an uncollateralized note payable (Note) to a vendor for $62,500, with an interest rate of 9% payable monthly and principal due November, 1996. During October, 1996, the Company paid $31,250 of the Note and extended the existing terms on the remaining $31,250 until March, 1997.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   __________



6.       Line of Credit:

         During November, 1995, the Company obtained a revolving line of credit from a commercial bank for $1,200,000, collateralized by cash and cash equivalents valued at 110% of outstanding draws. Interest is payable monthly at a three-month U.S. Treasury Bill rate plus 3% (8.03% at September 30, 1996). Principal is due at maturity. The line of credit expires December 13, 1996. At December 31, 1995, there were no outstanding draws. At September 30, 1996, the Company had an outstanding balance of $354,289 on the line of credit. During October, 1996, the Company paid the line of credit down to a balance of $0. Interest paid on the line of credit through October, 1996, is $17,483.

7.       Stock Option Plans:

         During January, 1996, the Company granted 14,750 options under the 1995 stock option plan (1995 plan) with an expiration date of January, 2006, and an exercise price of $5.125. During February, 1996, the Company granted 82,900 additional options under the 1995 plan with an expiration date of February, 2006, and an exercise price of $6.875. During April, 1996, the Company granted 6,706 additional options under the 1995 plan with an expiration date of April, 2006, and an exercise price of $5.00. During June, 1996, the Company granted 83,450 additional options under the 1995 plan with an expiration date of June, 2006, and an exercise price of $5.75. During the period from April, 1996, to June, 1996, 58,338 options at prices ranging from $3.11 to $6.875 and expiration dates from April, 2004, to February, 2006, were canceled and returned to the 1994 and 1995 stock option plans. During October, 1996, the Company granted 36,000 additional options under the 1995 plan with an expiration date of October, 2006, and an exercise price of $2.1875. During the period from July, 1996, to September, 1996, 18,396 options at prices ranging from $3.11 to $5.25 and expiration dates from May, 2005, to April, 2006, were canceled and returned to the 1994 and 1995 stock option plans.

8.       Income Taxes:

         The State of Nevada imposes no corporate income tax. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) which requires the liability method of accounting for income taxes.

         At September 30, 1996, the deferred tax assets totaling approximately $2,797,000 (federal) have been recorded, resulting primarily from net operating loss carry forwards and capitalized research and development costs. Because realization of these assets is not assured, a valuation allowance of $2,797,000 has been recorded resulting in no net deferred taxes or tax provision.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   __________



9.       Subsequent Events:

                           Private Placement of Stock

         On October 2, 1996, the Company completed a private placement of 4,188 shares of Series A 4% Convertible Preferred Stock (Preferred Stock) with a face value of $1,000 per share. The Preferred Stock was sold at a discount of 20% of face value and after paying underwriting discounts, expenses and other related fees of approximately $470,000 the Company received aggregate net proceeds of approximately $2,880,000 of which $2,448,000 had been received by September 30, 1996. In addition, the Company granted to the underwriter warrants to purchase up to 400,000 shares of common stock at $2.25 per share, exercisable at anytime until August, 2001. The warrants, valued at $310,000, were recorded as a reduction in preferred stock and an increase in paid-in capital. Upon occurrence of certain events, the exercise price of the warrants may be adjusted downward. The Preferred Stock is convertible anytime beginning November 11, 1996 until August 31, 1998 using a formula (Conversion Formula) multiplying each Preferred share by 1,000 and dividing the result by the lower of either the fair market value at the time of conversion or $3.00. The Preferred Stock will automatically convert, if conversion has not previously been effected, on August 31, 1998 or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to March 30, 1997. The 4% dividend is payable semiannually in cash or shares of common stock converted using the Conversion Formula described above. The Preferred Stock has a liquidation preference over all common shares and shall be entitled to payment of $1,000 per share plus dividends that have accrued.

                         Nonemployee Directors' Options

         During October, 1996, nonemployee members of the Board of Directors exercised options (Director's Options) to purchase 75,000 shares of common stock at a price of $2.1875 per share for a total consideration of $164,063. The shares were purchased with nonrecourse notes collateralized by the stock. The notes bear interest at 8.25%, have a maturity date of ten years from the date of exercise and can be satisfied by cash, stock or similarly valued property. The shares were placed in escrow, subject to a right of repurchase by the Company. The Company's repurchase right lapses ratably over 36 months beginning on the date of the option exercise. The repurchase rights are triggered only if the Director voluntarily leaves the Board. The repurchase price will be equal to the original exercise price. Interest associated with unpaid notes on those shares repurchased will be canceled. The shares are released from escrow upon lapse of the repurchase rights and payment of the related portion of the notes.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS, Continued

                                   __________



9.       Subsequent Events:  (Continued)

         During October, 1996, the Board of Directors approved the Company's 1996 Director's Stock Option Plan (Director's Plan). The Director's Plan authorizes the automatic granting of nonqualified stock options to purchase an aggregate of up to 200,000 shares of common stock to nonemployee directors of the Company. The exercise price of the options will be fair market value on the date of grant. Each nonemployee director will receive an option to purchase 30,000 shares (Initial Grant Option) on the date such person first becomes a director. These shares may be exercised either, (1), over a five-year period by cash, stocks, or similarly value property, with the options vesting ratably over a 36-month period from the date of grant; or, (2), immediately by delivery of promissory notes to the same provisions described above for Director's Options. In addition, each nonemployee director will receive an automatic grant of an option to purchase 5,000 shares (Annual Grant Options) on each annual anniversary of the date that such person first becomes a director. Annual Grant Options are immediately exercisable on the date of grant under terms similar to those of the Initial Grant Option. Both Annual and Initial Grant Options expire five years from the date of grant.

                              Consulting Agreement

         During October, 1996, the Company entered into an agreement with an outside consultant to provide certain financial, business, investor relations and public relations consulting services to the Company for a period of one (1) year. In exchange for their services, the Company has agreed to pay the consultant $7,500 per month and to issue the consultant options to purchase up to 50,000 shares of common stock at any time beginning January 1, 1997 through March 31, 1999, at an exercise price of $2.25 per share. In addition, unless the consulting agreement is earlier terminated, the Company has agreed to issue additional options on each of January 2, 1997, April 2, 1997 and June 30, 1997 to purchase 50,000 shares of common stock at an exercise price of $2.25 per share. In addition, if the consultant is solely responsible for arranging certain financing transactions, they may receive additional compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         INTRODUCTION. Telechips Corporation (the "Company") was organized in January 1991 and since its inception has been engaged primarily in the research, design and development of the Company's Telechips Access(TM) products and related software and other technology. The Company began marketing commercial units of the Access Model 3000 to its customers during the last quarter of 1995. During the quarter ending September 30, 1996, the Company sold units of the Access Model 3000 with total revenues of approximately $19,000.

         On October 2, 1996, the Company completed a private placement of 4,188 shares of 4% Convertible Preferred Stock, face value $1,000 per share (the "Preferred Shares"). The Preferred Shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated under the Act (the "Regulation S Offering").
The Preferred Shares are convertible using a formula multiplying each Preferred Share by 1,000 and dividing the result by the lower of $3.00 or the fair market value of the Company's Common Stock on the date of conversion. The Preferred Shares are convertible at any time beginning November 11, 1996 until August 31, 1998. The Company received approximately $2.9 million in net proceeds. In connection with the financing, the Company also issued Common Stock Purchase Warrants to purchase 400,000 shares of Common Stock at an exercise price of $2.25 per share as adjusted.

         The Company is currently using the proceeds of the Regulation S Offering to increase marketing activities and develop new products such as World Wide Web browser software, electronic mail software, a large-screen and color versions of the product, a public payphone product and card reader adjuncts. Further, the Company is using the proceeds of the Regulation S Offering to fund general corporate activities.

         The Company expects to incur significant expenses in connection with its operations, including expenses associated with hiring additional marketing and sales personnel and the research and development of new product lines. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the Regulation S Offering and private placements, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. Further, in the event that the Company receives a larger than anticipated number of purchase orders for Telechips Access products, it may require resources substantially greater than those that are currently available to the Company. In such event the Company may be required to raise additional capital or to engage third parties (as to which there can be no assurance) to assist the Company in meeting such orders. The Company is currently pursuing several potential funding opportunities; however, the Company has no current commitments for additional funding. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and manufacturing plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 1995, stating that the Company has not, to date, recognized significant revenues from product sales nor produced units in quantities which will yield a gross margin adequate to cover product and operations costs and that these factors raise substantial doubt about the Company's ability to continue as a going concern. See "Liquidity and Capital Resources."

         On August 19, 1996, Mr. Richard E. Salwen resigned from the Company's Board of Directors and also on August 19, 1996, Mr. Bruce Chatterley was appointed to the Board. On October 11, 1996, the Company's Board was expanded to six members and Mr. Frank Vigilante and Mr. Richard Wolf were appointed directors.

         Mr. Chatterley, 34, has been Vice President-Core Services Product Management for Ameritech since January 1996. He was previously Vice President of Marketing at Ameritech Payphone Service. From February 1989 to July 1994 Mr. Chatterley was with US West. From June 1986 to February 1989 Mr. Chatterley was with General Electric and from September 1984 to August 1986 he was with IBM.

         Mr. Vigilante, 66, was a director with Network Equipment Technologies from April 1992 to August 1996. He has been a director of the Visiting Nurse Association of Central Jersey since October 1991. Mr. Vigilante has also been a director of the Arthritis Foundation of New Jersey since February 1986 and is currently its Chairman. He was a consultant with Pyramid Technologies Corporation from April 1987 to February 1995. Mr. Vigilante held various positions with AT&T and in 1985 he became a Senior Vice President. Mr. Vigilante retired from AT&T in 1987 after 30 years of service.

         Mr. Wolf, 58, has been Executive Vice President of Robert E. La Blanc Associates, Inc., a telecommunications, information technologies consulting and investment banking firm specializing in voice, data, and video telecommunications since March 1982. From July 1972 to March 1982, Mr. Wolf was a manager with AT&T. From January 1962 to July 1972, Mr. Wolf held various management positions in the engineering and marketing departments with New York Telephone.

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 1996 as Compared to Nine Months Ended September 30, 1995. There were sales revenues of approximately $71,900 for the nine months ended September 30, 1996 as compared to no revenues for the nine months ended September 30, 1995. In May 1996, a major customer placed their first significant order. Telechips Access units at a cost of approximately $23,000 were also supplied to customers as demos and trial units during the nine months ended September 30, 1996 and were charged to advertising expense. Commercial production had not commenced during the nine months ended September 30, 1995.

         For the nine months ended September 30, 1996, operating expenses, which consist of marketing, research and development and general administrative expenses, were approximately $3,551,000 as compared to $1,902,000 for the nine months ended September 30, 1995. The increase was due to increased operating activity related to marketing the Telechips Access line of products, increasing research and development activity related to new software and hardware products and final modifications for the initial Telechips Access models and increased general corporate activity as the company begins to emerge from the development state into a fully operational entity.

         Research and development expenses increased to approximately $1,729,000 for the nine months ended September 30, 1996 from $1,121,000 for the nine months ended September 30, 1995. The increase was due to increased research and development activities relating to new software products such as the World Wide Web browser software, electronic mail software, a large-screen and color versions of the product, a public payphone product and card reader adjuncts.

         Marketing expenses increased to approximately $809,000 for the nine months ended September 30, 1996 from $329,000 for the nine months ended September 30, 1995. This increase was due primarily to increased marketing efforts including hiring sales and marketing support staff, increased use of collateral materials, trade shows, public relations, sales negotiations and efforts at forming strategic alliances.

         General and administrative expenses increased to approximately $1,013,000 for the nine months ended September 30, 1996 from $452,000 for the nine months ended September 30, 1995. This increase was due in part to increased administrative personnel as well as increased corporate, legal, investor relations and other administrative costs correlating with the anticipated growth in the Company's operations.

         Three Months ended September 30, 1996 as Compared to Three Months Ended September 30, 1995. There were sales revenues of approximately $19,000 for the three months ended September 30, 1996 as compared to no revenues for the three months ended September 30, 1995. In May 1996, a major customer placed their first significant order. Commercial production had not commenced during the three months ended September 30, 1995.

         For the three months ended September 30, 1996, operating expenses, which consist of marketing, research and development and general administrative expenses, were approximately $1,437,000 as compared to $846,000 for the three months ended September 30, 1995. The increase was due to increased operating activity related to marketing the Telechips Access line of products, increasing research and development activity related to new software and hardware products and final modifications for the initial Telechips Access models and increased general corporate activity as the company begins to emerge from the development state into a fully operational entity.

         Research and development expenses increased to approximately $671,000 for the three months ended September 30, 1996 from $496,000 for the three months ended September 30, 1995. The increase was due to increased research and development activities relating to new software products such as the World Wide Web browser software, electronic mail software, a large-screen and color versions of the product, a public payphone product and card reader adjuncts.

         Marketing expenses increased to approximately $355,000 for the three months ended September 30, 1996 from $137,000 for the three months ended September 30, 1995. This increase was due primarily to increased marketing efforts including hiring sales and marketing support staff, increased use of collateral materials, trade shows, public relations, sales negotiations and efforts at forming strategic alliances.

         General and administrative expenses increased to approximately $412,000 for the three months ended September 30, 1996 from $212,000 for the three months ended September 30, 1995. This increase was due in part to increased administrative personnel as well as increased corporate, legal, investor relations and other administrative costs correlating with the anticipated growth in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception (January 1991), the Company has financed its operations principally through contract revenue from research and development consulting agreements with National Semiconductor Corporation ("NSC"), private placements of its securities and notes and the initial public offering of its Common Stock and Warrants.

         On April 11, 1995, the Company conducted the final closing of the sale to private investors of an aggregate of 30 units (the "1994 Units"), each 1994 Unit consisting of (i) 16,087 shares of Common Stock and (ii) 50,000 Shares of Preferred

Stock (the "Private Placement"). The purchase price per 1994 Unit was $100,000. The Company received gross proceeds of $3,000,000 with respect to the sale of the 1994 Units, yielding net proceeds after the payment of fees and expenses of approximately $2,500,000. The Private Placement resulted in the Company's issuance of 482,600 shares of Common Stock and 1,500,000 shares of Preferred Stock (convertible into 482,600 shares of Common Stock). The Company paid to D.H. Blair Investment Banking Corp. ("D.H. Blair") in connection with the Private Placement and the 1994 Note Financing an aggregate of $330,000 and issued to D.H. Blair and its designees warrants to purchase up to an aggregate of 304,038 shares of Common Stock. Howard Phillips, a director of the Company, was Director of Corporate Finance of D.H. Blair until August 1995.

         On September 1, 1995, the Company completed the sale (the "Bridge Financing") to private investors of 17 units (the "Units"), each Unit consisting of (i) an unsecured non-negotiable promissory note of the Company in the principal amount of $100,000, due on the earlier of the consummation of an initial public offering ("IPO") or July 31, 1996 (a "Bridge Note") and (ii) 20,000 shares of Series A Common Stock (the "Bridge Shares"). The purchase price per Unit was $100,000. The Company received gross proceeds of $1,700,000 from the sale of such Units. After the payment of $170,000 in placement fees to the Whale Securities Co., L.P. (the "Underwriter"), which acted as placement agent for the Company with respect to the sale of such Units, and other offering expenses of approximately $134,000, the Company received net proceeds of approximately $1,396,000 in connection with the Bridge Financing.

         The Company's sale of 17 Units resulted in the Company's issuance (in connection with the Bridge Financing) of a total of $1,700,000 principal amount of Bridge Notes and 340,000 Bridge Shares. The 340,000 Bridge Shares issued in the Bridge Financing were included in the Selling Shareholders' Shares and were registered by the Company in conjunction with the Company's initial public offering described below.

         On October 20, 1995, the Company completed its initial public offering of 1,500,000 shares of Common Stock, par value $.01 ("Common Stock") and redeemable warrants ("Warrants") to purchase 1,500,000 shares of Common Stock at an exercise price of $5.00 per share (the "IPO"). In addition, the Underwriter exercised its overallotment option to purchase an additional 225,000 Warrants. The Common Stock and the Warrants are traded on the Nasdaq SmallCap Market under the symbols "TCHP" and "TCHPW," respectively.

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

         In addition, the Company issued nonredeemable warrants (the "Underwriter's Warrants") to purchase 150,000 shares of Common Stock at an exercise price of $7.70 per share and 150,000 warrants (each exercisable to purchase one share of Common Stock at a price of $7.70 per share) at an exercise price of $.154 per Warrant to the Underwriter. Further, all outstanding shares of Preferred Stock and Series B Common Stock, par value $.01 ("Series B Common Stock"), were converted to Series A Common Stock and the Series A Common Stock was redesignated as Common Stock. Upon conversion of the Preferred Stock, the Company paid an aggregate of $111,719 in accrued and unpaid dividends to the holders of Preferred Stock ("Preferred Stockholders").

         During November, 1995, the Company obtained a $1,200,000 revolving line of credit from a commercial bank ("Line of Credit"). The Line of Credit expires on December 13, 1996. The Line of Credit is collateralized by cash and cash equivalents valued at 110% of outstanding draws. Interest is payable monthly at the three-month U.S. Treasury Bill rate plus 3% (8.03% as of September 30, 1996). Principal is due at maturity. As of the date of this report, the Company has a zero balance on the Line of Credit.

         On October 2, 1996, the Company completed the Regulation S Offering of 4,188 Preferred Shares. The Preferred Shares were issued without registration under the Act, pursuant to Regulation S promulgated under the Act.
The Preferred Shares are convertible using a formula multiplying each Preferred Share by 1,000 and dividing the result by the lower of $3.00 or the fair market value of the Company's Common Stock on the date of conversion. The Preferred Shares are convertible at any time beginning November 11, 1996 until August 31, 1998. The Company received approximately $2.9 million in net proceeds. In connection with the financing, the Company also issued Common Stock Purchase Warrants to purchase 400,000 shares of Common Stock at an exercise price of $2.25 per share as adjusted.

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

         Over the next 12 months, the Company intends to focus on increasing its marketing efforts and research and development for new proposed products. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the Regulation S Offering, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the

Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. Further, in the event that the Company receives a larger than anticipated number of initial purchase orders for Telechips Access products, it may require resources substantially greater than those that are currently available to the Company. In such event the Company may be required to raise additional capital or to engage third parties (as to which there can be no assurance) to assist the Company in meeting such orders.

         The Company is currently pursuing several potential funding opportunities; however, the Company has no current commitments for additional funding. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and manufacturing plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 1995, stating that the Company has not, to date, recognized significant revenues from product sales nor produced units in quantities which will yield a gross margin adequate to cover product and operations costs and that these factors raise substantial doubt about the Company's ability to continue as a going concern.

FORWARD LOOKING STATEMENTS

         The statements that are not historical facts in this report are "forward looking statements" as defined in the Securities Litigation Reform Act of 1995 and as such involve substantial risks and uncertainties including, but not limited to, the risks and uncertainties set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on October 25, 1996. Such statements include the following specific statements:

         PAGE 9:        Paragraph 3; Sentence 1
                        Paragraph 4; Sentence 1
                        Paragraph 4; Sentence 2
                        Paragraph 4; Sentence 5

         PAGE 10:       Paragraph 1; Sentence 1
                        Paragraph 1; Sentence 3

         PAGE 14:       Paragraph 5; Each Sentence

         PAGE 15:       Paragraph 1; Sentence 1
                        Paragraph 1; Sentence 3

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults on Senior Securities

      None.

Item 4.  Matters Submitted to a Vote of Security Holders

      None.

Item 5.  Other Information.

      None.

Item 6.  Exhibits and Reports on From 8-K

      a). Exhibits

                 Exhibit 4.1                  Amended Certificate of
                                              Designation, Number, Powers,
                                              Preferences and Relative
                                              Participating Optional, and Other
                                              Special Rights and the
                                              Qualifications, Limitations,
                                              Restrictions, and Other
                                              Distinguishing Characteristics of
                                              Series A Preferred Stock

                 Exhibit 4.2                  Form of Series A Preferred
                                              Stock Certificate

                 Exhibit 11                   Computation of Earnings Per Share

                 Exhibit 27                   Financial Data Schedule

      b). Reports on Form 8-K

                 A current report was filed on October 16, 1996 to announce the completion of a Regulation S Offering relating to the offering of $2.9 million private placement of 4,188 shares of 4% Convertible Preferred Stock, face value $1,000 per share (the "Preferred Shares"). The Preferred Shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated under the Act.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto authorized.


TELECHIPS CORPORATION


/s/ C.A. Burns                    Date: November __, 1996
----------------------------
C.A. Burns
Chief Executive Officer


/s/  Nelson B. Caldwell           Date: November __, 1996
----------------------------
Nelson B. Caldwell
Vice President-Finance

                                 EXHIBIT INDEX


EXHIBIT                                                               SEQUENTIAL
NUMBER                      DESCRIPTION                                PAGE NO.
-------                     -----------                               ----------
 4.1             Certificate of Designation, Number, Powers,
                 Preferences and Relative Participating
                 Optional, and Other Special Rights and the
                 Qualifications, Limitations, Restrictions,
                 and Other Distinguishing Characteristics
                 of Series A Preferred Stock

 4.2             Form of Series A Preferred Stock Certificate

11               Computation of Earnings Per Share

27               Financial Data Schedule