Form 10KSB
period 1996-12-31
TELECHIPS CORP
filed 1997-04-15
CIK 873979

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     For the fiscal year ended December 31, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from __________ to __________

                         Commission file number 0-26764

                            TELECHIPS CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                              88-0266392
         ------------------------               -------------------
         (State of other juris-                 (I.R.S. Employer
         diction of incorporation               Identification No.)
         or organization)

         6880 S. McCarran Blvd., Reno, Nevada 89509   Issuer's telephone number:
         (Address of principal             (Zip Code)             (702) 824-5555
         executive offices)

         Securities registered under Section 12(b) of the Exchange Act:   None
                                                                        --------

         Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, par value $0.01
                          -----------------------------
                                (Title of Class)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Issuer's revenues for its most recent fiscal year:  $107,797

         Aggregate market value of the voting stock held by non-affiliates as of March 31, 1997: $726,536

         Number of shares of Common Stock outstanding as of March 31, 1997:
1,094,262

         Documents Incorporated by Reference:  None.

PART I

Item 1. Description of Business

BUSINESS DEVELOPMENT

         Telechips Corporation (the "Company" or "Telechips"), a development-stage company, incorporated under the laws of Nevada on January 7, 1991, designs, develops and markets network client and interactive computer/telephony devices, related peripheral devices and software applications. The Company is seeking to develop a family of products potentially including component level variants which, if developed, will enable customers to access and to take advantage of the many innovations in network computing, including the integration of computing and telephony capabilities at client devices. At one end of the product family is the Telechips Access(TM) Network Client (the "Network Client") currently in the pre-production and regulatory testing phase of development, with commercial deployment expected by June, 1997. This product allows users to plug in their monitor, keyboard, mouse, printer and other peripherals to the Telechips Access Network Client and enable remote access utilizing Citrix Systems Inc.'s ("Citrix"(R)) Intelligent Console Architecture ("ICA"(R)) protocol, via a built-in modem to the computing power of a central server running Citrix's WinFrame(R) multi-user Windows(R) application server software. At the other end of the product family is the current Telechips Access 3000 Series integrated computer/telephony workstation with a touch-sensitive display screen.

         As businesses become more reliant upon computer networks, the need to discover more cost-effective ways to dispense and secure corporate data, provide access to the Internet, and deploy business-critical applications becomes even more urgent. Recently, the Company has produced pre-production units of the Telechips Access Network Client, a low-cost solution to connecting users with their networks. Users can connect their monitor, keyboard and mouse directly to the Network Client. Daily log-ins enable users to access their organization's host server running Citrix's WinFrame multi-user application software. Utilizing the Citrix ICA protocol, the Network Client transmits keyboard and mouse input to the server and receives only the display output to the attached screens. All applications and data reside on the server. Like personal computers ("PCs"), users of the Network Client can utilize Windows and other applications, access the Internet, save and transfer files, and print locally.

         The Network Client has a relatively small footprint being approximately 8" x 5" x 1." Each unit is equipped with a 33.6 modem and AMD's ElanSC400 486-based 33MHz processor running Citrix's WinFrame Client for DOS(R)
(client end of the ICA protocol) on a Microsoft DOS platform.   The Network
Client comes with standard SVGA or VGA monitor connection, keyboard connector, serial port, parallel port and mouse connector. The product allows remote dial-in network access, compatibility with standard PC components and is designed to utilize DOS, 16-bit and 32-bit Windows applications running on the server. The user supplies the analog phone connection, access to a server running Citrix's WinFrame multi-user application server software, monitor, mouse, keyboard and other desired peripherals. A second version, currently under development, is expected to include an on-board LAN in place of the modem.

         Telechips Access 3000 models have the following standard and optional features: (i) simplified access to advanced telephone services such as call waiting, caller ID and three-way calling; (ii) a built-in organizer, including calendar and appointment notification and indexing of calls received; (iii) full internal modem capabilities which will allow a user to communicate with other computers; (iv) speakerphone technology which is designed to reduce the voice clipping prevalent in many speakerphones; and (v) proximity detection facilities which allow for automatic activation or audio and graphical announcements in public information station applications. In addition, with specific software applications written, the hardware exists to support the following additional capabilities: (i) advanced messaging capabilities such as automatic answering, screening and routing of calls and sophisticated indexing of calls received; (ii) complete facsimile transmission and reception capabilities along with the ability to save, print and otherwise manipulate incoming faxes; and (iii) access to the Internet or on-line services. Other uses will depend on the development of applications and features, either by the Company, by a customer, by the Company and a customer working together or by noncustomer third parties, alone or in cooperation with the Company.

         The Company's strategy is to take advantage of the OEM and VAR relationships which its strategic partners, such as Citrix and Tandem, already have in place. In addition, the Company has established a presence in certain markets that management believes have substantial opportunities and Telechips has sold Telechips Access 3000 Series products to leaders in these markets. These markets are (i) financial services; (ii) interactive lottery and gaming; and (iii) hospitality and entertainment. The Company has gained three important benefits from these relationships. First, by developing customer-specific software applications, the Company gained an understanding of these markets and developed proven applications adaptable for use with other industry participants. Second, by attracting industry leaders as customers, the Company effectively gained validation of the technology user within those industries. Third, by targeting large industry leaders, the sales to each customer are at a potentially high volume. Representative customers to date include industry leaders such as Massachusetts Mutual and Tandem Computers Canada, Ltd.

         The Network Client uses the ICA protocol licensed from Citrix Systems, Inc. The agreement dated December 18, 1996, will initially run for two years and will automatically renew each year for a one-year term unless either party gives sixty days' written notice. The Company is obligated to pay minimum royalties after the first customer shipment of product containing the ICA
protocol.   The Telechips Access 3000 Series is designed to operate utilizing the Microsoft Windows operating system. The Telechips Access Network Client uses the DOS ROM Kernel. The Company entered into an agreement with Microsoft, dated as of March 1, 1994, and amended as of February 1, 1996, and October 1, 1996, pursuant to which the Company has been granted a nonexclusive, worldwide license to the Windows operating systems (the "Microsoft License"). The MS License Agreement establishes minimum royalty payments. The Company is obligated to make monthly minimum royalty payments. As of the date of this report, the Company has prepaid royalties to Microsoft of approximately $260,000. The MS License Agreement may only be terminated prior to its expiration date upon a default by the parties. The Microsoft License expires on December 31, 1997, and there are no automatic renewal terms.

         The Telechips Access Series 3000 is currently set up to be manufactured by Group Technologies pursuant to the terms of a Manufacturing and Purchase Agreement, dated December 1, 1995, (the "Group Technologies Agreement"). The initial term of the Group Technologies Agreement terminates on February 26, 1998. The Company has not yet manufactured the Telechips Access Model 3000 in commercial quantities and no assurance can be given that the Company will be able to develop commercial manufacturing capability, or, once developed, that there will not be additional delays or setbacks in the commercial manufacturing of the Telechips Access Model 3000. The Company is also in the process of qualifying contract manufacturers (including Group Technologies) to produce the Telechips Access Network Client. The Company expects to qualify the contract manufacturer and complete the required tooling and nonrecurring engineering necessary to begin the commercial manufacturing process for volume delivery in June, 1997. However, there can be no assurance that such contract manufacturing resources can be secured, nor the required tooling and nonrecurring engineering completed in a timely manner, if at all.

         The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 1996, stating that the Company's has not, to date, recognized significant revenues from product sales nor produced units in quantities and at a cost which will yield a gross margin adequate to cover product and operations costs. In addition, that the Company has incurred significant losses from operations since inception; and, further that the Nasdaq has notified the Company that its stock may be delisted pending a hearing tentatively scheduled for May, 1997; and that together these factors raise substantial doubt about the Company's ability to continue as a going concern (See "Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report").

         The Common Stock and the Warrants are traded on the Nasdaq SmallCap Market under the symbols "TCHP" and "TCHPW," respectively. The Company's executive offices are located at 6880 S. McCarran Boulevard, Reno, Nevada 89509, and its telephone number is (702) 824-5555.

Recent Developments

         In March, 1994, and as amended on February 1, 1996, and October 1, 1996, the Company entered into a License Agreement with Microsoft (the "MS License Agreement") to license certain software to be used in the Company's products. The MS License Agreement establishes minimum royalty payments. The Company is obligated to make monthly minimum royalty payments. As of the date of this report, the Company has prepaid royalties to Microsoft of approximately $260,000. The MS License Agreement may only be terminated prior to its expiration date upon a default by the parties. This license expires on December 31, 1997, and there are no automatic renewal terms.

         On October 2, 1996, the Company completed a private placement of 4,188 shares of 4% cumulative convertible preferred stock, face value $1,000 per share (the "Preferred Shares"). The Preferred Shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation S promulgated under the Act. The conversion price of the Preferred Shares is determined by multiplying each Preferred Share by 1,000 and dividing the result by the lower of $45.00 or the fair market value of the Company's Common Stock on the date of conversion. The Preferred Shares are convertible at any time until August 31, 1998. The Company received approximately $2.9 million in net proceeds. In connection with the financing, the Company also issued to Third World Investments, Ltd., certain Common Stock Purchase Warrants to purchase 26,667 shares of Common Stock at an exercise price of $33.75 per share as adjusted. These warrants were canceled as a result of the April 2, 1997, financing described below.

         On October 3, 1996, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Coastline Financial Group, Inc.
("Coastline") pursuant to which Coastline has agreed to provide certain financial consulting, business consulting, investor relations and financial public relations services to the Company for a period of one year (unless earlier terminated). The Company has agreed to pay Coastline a cash fee of $7,500 per month and to issue to Coastline options to purchase up to 3,333 shares of Common Stock at any time from January 31, 1997, through March 31, 1999, at an exercise price of $33.75 per share. In addition, unless the Consulting Agreement is earlier terminated, the Company has agreed to issue to Coastline, on each of January 2, 1997, April 2, 1997, and June 30, 1997, options to purchase up to 3,333 shares of Common Stock at an exercise price of $33.75 per share on or before March 31, 1999. In the event Coastline is solely responsible for arranging a financing, the Company has agreed to issue to Coastline options to purchase up to 10,000 shares of Common Stock at an exercise price equal to 110% of the price per share paid by investors in such financing. If Coastline is directly and solely responsible for arranging a merger or acquisition transaction during the term of the Consulting Agreement or one thereafter, the Company has agreed to pay to Coastline a fee based on the value of such a transaction to the Company or its shareholders of 5% of the first million dollars in value, 4% of the next million dollars, 3% of the next million dollars, 2% of the next million dollars and 1% of each additional million dollars thereafter. The Consulting Agreement may be terminated by either Coastline or the Company at the end of six months with 30 days' notice to the other party. If no such notice is received by the end of the fifth month, the Consulting Agreement will continue through the term.

         During October, 1996, the Board of Directors approved the Company's 1996 Director's Stock Option Plan ("Director's Plan"). The Director's Plan authorizes the automatic granting of nonqualified stock options to purchase an aggregate of up to 20,333 shares of common stock to nonemployee directors of the Company. The exercise price of the options will be fair market value on the date of grant. Each nonemployee director will receive an option to purchase 2,000 shares ("Initial Grant Option") on the date such person first becomes a director. These shares may be exercised either (i) over a five-year period by cash, stocks, or similarly valued property, with the options vesting ratably over a 36-month period from the date of grant; or, (ii) immediately by delivery of promissory notes to the same provisions described below for Director's Options. In addition, each nonemployee director will receive an automatic grant of an option to purchase 333 shares ("Annual Grant Options") on each annual anniversary of the date that such person first becomes a director. Annual Grant Options are immediately exercisable on the date of grant under terms similar to those of the Initial Grant Option. Both Annual and Initial Grant Options expire five years from the date of grant. During October, 1996, 7,000 options to purchase shares of common stock were granted to nonemployee directors.

         During October, 1996, nonemployee members of the Board of Directors exercised options ("Director's Options") to purchase 5,000 shares of common stock at a price of $32.8125 per share for a total consideration of $164,063. The shares were purchased with nonrecourse notes collateralized by the stock. The notes bear interest at 8.25%, have a maturity date of ten years from the date of exercise and can be satisfied by cash, stock or similarly valued property. The shares were placed in escrow, subject to a right of repurchase by the Company. The Company's repurchase right lapses ratably over 36 months beginning on the date of the option exercise. The repurchase price will be equal to the original exercise price. Interest associated with unpaid notes on those shares repurchased will be canceled. The shares are released from escrow upon lapse of the repurchase rights and payment of the related portion of the notes. Subsequent to December 31, 1996, 4,750 Director's Options valued at $155,859 and related accrued interest of $15,853 were canceled and removed from paid-in capital and notes receivable from shareholders, respectively.

         On December 6, 1996, the Company and Tandem Computers Canada Limited ("Tandem") entered into an OEM Purchase and Sale Agreement (the "Tandem Agreement") whereby the Company has granted Tandem the exclusive right to use Telechips products for incorporation into its gaming product lines and makes Tandem the exclusive Telechips reseller to Acces Controle Telematique, Inc., a Quebec company involved in the ticketing industry. The Company also granted Tandem a nonexclusive right to resell Telechips products to the banking industry. The pricing terms for the products purchased under the Tandem Agreement will be mutually agreed upon by the parties. The Tandem Agreement terminates on December 6, 2001.

         On December 18, 1996, the Company and Citrix Systems, Inc. ("Citrix") entered into the Client Software License Agreement (the "Citrix Agreement") whereby Citrix has granted the Company the right to embed the ICA protocol into the Telechips Access line of products. The ICA protocol software will enable Telechips Access products to run standard Windows applications in conjunction with Citrix's WinFrame multi-user application server software over any type of network connection, including modems, wide-area networks, Intranets or the Internet. Telechips is obligated to make certain minimum royalty payments under the Citrix Agreement. The initial term of the Citrix Agreement will expire on December 18, 1998, and shall renew automatically each year for a one-year term, unless either party gives sixty days' written notice of its intent to terminate the agreement at the end of the current term. In addition, the Citrix Agreement may be terminated by either party upon a default in the performance of any material provision of the Citrix Agreement or upon insolvency, each after a sixty-day cure period.

         During January, 1997, the Company entered into a consulting agreement with Eurolink International Services ("Eurolink") to provide certain international financing public relations to the Company for a period of six months. The Company has agreed to pay Eurolink an initial sum of $12,500 representing the first month's fee and a nonrefundable deposit toward expenses. Thereafter, the Company will pay a minimum of $6,250 per month, based on a certain number of minimum hours of work with additional hours beyond the minimum to be charged incrementally.

         On January 20, 1997, the Company announced a strategic relationship with Advanced Micro Devices, Inc. ("AMD"), in which the Company and AMD will collaborate on development of the Network Client and other network appliances based on AMD's ElanSC400 microcontroller.

         On August 19, 1996, Mr. Richard E. Salwen resigned from the Company's Board of Directors, and also on August 19, 1996, Mr. Bruce Chatterley was appointed to the Board. On October 11, 1996, the Company's Board was expanded to six members and Mr. Frank Vigilante and Mr. Richard Wolf were appointed directors. Due to commitments outside of Telechips, Mr. Wolf resigned on January 7, 1997 and Mr. Chatterley resigned on January 31, 1997. For personal reasons, Mr. Phillips also resigned on January 7, 1997. On January 25, 1997, the Board resolved to begin an active search for a new President and CEO and that Mr. C. A. Burns would remain as Chairman and assume whatever role with the Company that the Board desired. On January 30, 1997, Mr. Burns resigned as Chief Executive Officer, President and Chairman. On February 5, 1997, Mr. Nelson B. Caldwell and Mr. Richard Adrey were appointed to the Board of Directors to fill the existing vacancies. The Board also, in accordance with the Company Bylaws, reduced the number of Board seats to four. On February 14, 1997, Mr. Caldwell was appointed as interim President and Chief Executive Officer until such time that the Company locates a permanent replacement.

         Of the remaining outside directors, Mr. Vigilante, 66, was a director with Network Equipment Technologies from April, 1992, to August, 1996. He has been a director of the Visiting Nurses Association of Central New Jersey since October, 1991. Mr. Vigilante has also been a director of the Arthritis Foundation of New Jersey since February, 1986, and is currently its Chairman. He was a consultant with Pyramid Technologies Corporation from April, 1987 to February, 1995. Mr. Vigilante held various positions with AT&T and, in 1985, he became a Senior Vice President. Mr. Vigilante retired from AT&T in 1987 after 30 years of service.

         On February 7, 1997, Mr. Richard Adrey, 52, was appointed to the Board of Directors. Mr. Adrey has been president of Coastline Financial, a financial advisory and merchant banking entity based in Boca Raton, Florida, since 1992. Prior to that, Mr. Adrey worked as an investment banker and financial advisor for 25 years in specialized public and private financings and corporate turnaround situations. Mr. Adrey is also a director of Vacation Break USA and Exothermal Technology Corporation.

         On February 7, 1997, the Company issued a note payable for $300,000. The note was discounted, yielding net proceeds to the Company of $250,000. The note bears a stated annual interest rate of 1% (effective annualized rate of 252.91%, after taking into account the discount including issuance of common stock) and is payable upon the earlier of 180 days from date of issuance or upon the closing of a significant equity, quasi-equity or debt financing by the Company. In addition, the Company agreed to issue to the lender 75,000 shares of common stock upon maturity. The note was paid and shares issued April 2, 1997.

         On March 10, 1997, the Company issued a note payable for $700,000.
The note was discounted, yielding net proceeds to the Company of $500,000. The note bears an annual interest rate of 1% (effective annualized rate of 634.78%, after taking into account the discount) and is payable upon the closing of a financing transaction. Upon closing of the transaction, the note will be canceled and the proceeds along with accrued interest will be deposited into escrow to be used to purchase securities in the financing transaction. On April 2, 1997, the note was canceled and was converted to Series B 4% cumulative convertible preferred stock.

         On April 2, 1997, the Company completed a private placement of 1,906 shares of Series B 4% cumulative convertible preferred stock ("Series B Preferred Stock") with a face value of $1,000 per share. Of the Series B Preferred Stock , 1031 shares were sold at a discount of 20% of the face value after paying underwriting discounts, expenses and other related fees of approximately $172,250. The Company received aggregate net proceeds of $652,750. The Company also converted a $700,000 note payable into 875 shares of Series B Preferred Stock. In addition, the Company granted the underwriter 7,500 shares of common stock value at approximately $51,000 and warrants to purchase 150,000 shares of common stock at approximately $.70 per share valued at $105,000. The common stock and warrants, an aggregate value of $156,000, were recorded as a reduction of Series B Preferred Stock

("offering costs") and an increase in paid-in capital. Upon occurrence of certain events, the exercise price of the warrants may be adjusted downward. The Series B Preferred Stock is convertible any time beginning May 17, 1997, until March 31, 1999, using a formula ("Series B Conversion Formula") multiplying each Series B Preferred share by 1,000 and dividing the result by the lower of either 110% of the fair market value at April 2, 1997, or the fair market value at the time of conversion. The Series B Preferred Stock will automatically convert, if conversion has not previously been effected, on March 31, 1999, or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to September 29, 1997. The 4% dividend is payable semiannually in cash or shares of common stock converted using the Series B Conversion Formula described above. The Preferred Stock is nonvoting and has a liquidation preference over all shares of Common Stock, is subordinate to the liquidation preference of the Series A Preferred Stock, and shall be entitled to payment of $1,000 per share plus dividends that have accrued. A portion of the net proceeds was used to pay off the $300,000 February 7, 1997, promissory note.

FACTORS AFFECTING OPERATING RESULTS

         The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described below. The statements which are not historical facts contained in this report are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, the factors set forth below.

         1. Development Stage Company; Limited Revenues from Product Sales; Limited Relevant Operating History; Significant and Continuing Operating Losses; Accumulated Deficit. Since its inception in 1991, the Company has been engaged primarily in research and development and has had limited revenues from sales of products. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the computer-telephony industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of new products based on innovative technology. The Company has incurred operating losses in each quarter since December 31, 1993 and, on December 31, 1996, the
Company had an accumulated deficit of approximately $10,970,000.   Since such
date, losses have increased and are continuing through the date of this report. While not the Company's principal business, research and development revenues from National Semiconductor Corporation ("NSC"), the Company's only significant source of revenue as of the date of this report, ceased during 1994 when the NSC contract was terminated by mutual agreement of the parties. In addition, the Company's operating expenses have increased and can be expected to continue to increase in the future in connection with the Company's efforts to increase its marketing program and efforts to continue to develop new products.

Accordingly, it is anticipated that the Company will continue to incur significant losses at least until it is able to sell its products with an adequate margin and in sufficient quantities to support operations. There can be no assurance that the Company will be successful in generating product sales at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

         2. Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the Company's initial public offering (the "IPO") of its Common Stock and certain warrants (the "Public Warrants"), private placements of equity securities and indebtedness. Over the next 12 months, the Company intends to focus on increasing its sales and marketing efforts and research and development for new proposed products. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the IPO and private placements, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. Further, in the event that the Company receives a larger-than-anticipated number of purchase orders for Telechips Access products, it may require resources substantially greater than those that are currently available to the Company. In such event the Company may be required to raise additional capital or to engage third parties (as to which there can be no assurance) to assist the Company in meeting such orders. The Company is currently pursuing several potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and manufacturing plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 1996, stating that the Company's has not, to date, recognized significant revenues from product sales nor produced units in quantities and at a cost which will yield a gross margin adequate to cover product and operations costs. In addition, that the Company has incurred significant losses from operations since inception; and, further that the Nasdaq has notified the Company that its stock may be delisted pending a hearing tentatively scheduled for May, 1997; and that together these factors raise substantial doubt about the Company's ability to continue as a going concern.

         3. Uncertainty of New Product Development; Single Product. The Company has not generated significant revenues from the sale of the Telechips Access line of products. No assurance can be given that the Company's performance objectives will be met or that Telechips Access products may be sold in sufficient quantities and at margins that will be commercially viable. Consequently, there can be no assurance that Telechips Access products will meet current performance objectives or prove to be as effective as products based on other technology. In addition, the Company is currently developing new products. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse affect on the Company. To the extent that Telechips Access products are not accepted in the market at sufficient quantities and produced at a margin that will support operations, the Company will not be able to complete development of additional products and the Company will likely be required to seek additional capital in order to seek alternative business opportunities. See "Item 1--Business of Issuer--The Telechips Access."

         4. New Concept and Emerging Markets; Uncertainty of Market Acceptance and Commercialization Strategy. The use of integrated computer/telephony and network computing products for commercial and consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new telecommunications and network computing products and services, some of which will compete against Telechips Access products and any other products which may be developed by the Company. Achieving market acceptance for Telechips Access products will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. There can be no assurance that Telechips Access products will ever gain such acceptance. The Company sold initial production units of the Telechips Access Series 3000 at an introductory price substantially lower than the proposed sale price for its commercial units, and at a cost basis substantially higher than anticipated cost for volume commercial units, which resulted in a negative gross margin. Additionally, the remaining initial production units (approximately 400 units), even if sold at the commercial sales price as planned, will likely be sold at a cost resulting in a negative gross margin. Even though, based on quotes from manufacturers, the Company anticipates that it will be able to produce commercial units (beyond the remaining 400 initial production units) at a cost that will yield an adequate gross margin, there can be no assurance that such margin will be achieved or that the Company will be able to purchase goods at such quotes. In addition, the Company is currently developing, testing and evaluating and anticipates that it will continue to develop, evaluate and test various product commercialization strategies, such as using Telechips Access products in a public payphone environment, placing the Telechips Access products in hotel lobbies and rooms, adding full VGA color screens and componetizing the products for use in various network computing products or for use by OEMs for incorporation into various network computing or integrated computer/telephony product platforms. The Company expects that due to rapid technological change many of these products will eventually eclipse the 3000 Series and, consequently, Telechips has prudently taken a current year allowance against existing Series 3000 inventory

(including raw materials designated for Series 3000 production) and recognized an impairment of certain components of the related manufacturing tooling for potential replacement with tooling designed for other products. The Company has produced pre-production units of its network computing product, the Telechips Access Network Client, and expects to place all 30 available pre-production units in Beta test sites during April, 1997. The Company also expects to have 100 pilot production units manufactured in May/June, 1997 and be ready for commercial volume production in June/July, 1997. The current version of the product is marketed as a remote access terminal utilizing a standard 33.6 modem and Citrix's Intelligent Console Architecture (ICA) protocol and is dependent on potential customers utilizing servers enabled with Citrix's WinFrame multi-user application server software. In order to develop such new products or services, the Company will be required to devote substantial resources, financial and otherwise, to such products. The failure of any of these projects could result in substantial losses to the Company.
The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse affect on the Company (See "Dependence on Licensed Software").

         5. Possible Delisting of Securities from Nasdaq System; Disclosure Relating to Low-Priced Stocks. The Company's Common Stock is quoted on The Nasdaq SmallCap Market. However, in order to continue to be included in Nasdaq, a company must maintain $2,000,000 in total assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion requires two market makers and a minimum bid price of $1.00 per share; provided, however, that if a company falls below such minimum bid price, it will remain eligible for continued inclusion in Nasdaq if the market value of the public float is at least $1,000,000 and the Company has $2,000,000 in capital and surplus. Failure to meet these maintenance criteria in the future may result in the delisting of the Company's securities from Nasdaq and trading in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock or Public Warrants were delisted from trading on Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock and Public Warrants would also be subject to certain rules promulgated under the Exchange Act which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale.
The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock and Public Warrants, which could severely limit the market liquidity of the Common Stock and Warrants.

         The Company's Common Stock has continued to trade at less than the minimum bid price of $1.00 per share. In addition, the Company does not currently meet the minimum public float and capital and surplus requirements required to maintain its Nasdaq listing and has been notified by Nasdaq that the Company's stock may be delisted pending a hearing tentatively scheduled for May, 1997. The Company is attempting to take the corrective actions necessary to meet minimum eligibility requirements. The Company is currently in the process of obtaining additional financing which, if completed, would meet the minimum capital and surplus requirements and is also seeking conversion of existing Series A 4% cumulative convertible preferred shares with the anticipated result that such additional shares will increase the public float to a level that the market value of the public float will meet the minimum eligibility requirements. However, there can be no assurance that such additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. In addition, the Company has no assurance that it will be able to induce the conversions necessary to increase the public float. If both the funding and additional share transactions do not take place, it is likely that the Company's securities will be delisted from the Nasdaq system, and even if such actions are completed, there can be no assurance that Nasdaq will continue to list the Company's securities.

         6. Lack of Intellectual Property Protection; Right of NSC to Certain Telechips Access Technology. The Company does not possess any patent or registered intellectual property rights with respect to any of its technology and has not filed any patent applications. The Company has filed an application for registration of the marks "Telechips " and "Telechips Access." However, there can be no assurance that the Company will obtain registration of these marks. In addition, some of the technology embodied in the Telechips Access products, such as the touch-sensitive display, modems and other components, is generally available to other manufacturers. Intellectual property embodied in certain portions of the mechanical design of the Access Series 3000 product is licensed by the Company on a world-wide, perpetual, royalty-free basis from NSC. Although NSC has agreed not to manufacture or sell products incorporating such technology prior to March 31, 1997, NSC has substantially greater financial, marketing and other resources than the Company and if it chooses to make use of such technology, or to license it to other companies, products similar to the Telechips Access Series 3000 could be introduced to the market; although such products incorporating such mechanical design would not be permitted to contain any technology proprietary to Telechips without the Company's consent.

         The Company depends in part upon certain technology and know-how to differentiate its products from those of its competitors, and relies on a combination of trade secret laws and nondisclosure and confidentiality agreements with its employees, consultants, distributors, researchers and advisors to protect its technology. In addition, others may obtain access to or independently develop technologies or know-how similar to the Company's. The computer and telecommunications industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Although the Company believes that its products and technologies do not infringe on the proprietary rights of others and has not received any notice of claimed infringement, it is possible that an infringement of proprietary rights may occur. In such event, the Company may be required to modify its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that the Company will have the financial or other resources necessary to successfully defend a claim of violation of proprietary rights. Failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, if the Company's products or technologies are deemed to infringe patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which would have a material adverse effect on the Company.

         7. Technological Advances and Evolving Industry Standards. The computer marketplace and, in particular, the integrated computer/telephony marketplace, is characterized by technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. In the future, the Company may be required to enhance its existing systems and to develop and introduce new products that take advantage of technological advances and respond promptly to new customer requirements and evolving industry standards. There can be no assurance that the Company will be able to keep pace with the rapid evolution of the computer/telephony industry.

         8. Dependence on Contract Manufacturing; Unanticipated and Costly Delays in Manufacturing. For the foreseeable future, the Company intends to assemble and test Telechips Access products using contract manufacturers. The Company's Series 3000 products were originally assembled by Lucent Technologies, Inc. ("Lucent"). The Company experienced considerable and costly delays due to the inability of Lucent to ship product which met the Company's quality standards. As a result, the Company was required to perform additional quality assurance work on Telechips Access Series 3000 products received by Telechips from Lucent. Henceforth, Group Technologies Corporation ("Group") is expected to be the Company's primary manufacturer. The initial term of the Group Manufacturing Agreement, dated December 1, 1995, terminates on February 26, 1997, and is automatically renewed for an additional 12-month period unless terminated by the Company upon 30 days' written notice before expiration of the initial term. In the event Group technologies is unable to deliver quality products in a timely manner, the Company could continue to face substantial delays which could have a material adverse on the Company's reputation, financial condition and marketing capability. The Company has supplemented its support capabilities with the ability to assemble and test modest quantities of product in house while a transition could be made to other contract manufacturers which the Company has pre-qualified. However, the Company competes with numerous other companies for the capacity of these contract manufacturers, and no assurance can be given that the Company will be able to obtain desired quantities of products on a timely basis.

         9. Dependence on Licensed Software. The Telechips Access 3000 Series is designed to operate utilizing the Microsoft Windows operating system. The Telechips Access Network Client uses the DOS ROM Kernel. The Company would be materially and adversely affected if that portion of Microsoft DOS necessary to operate Windows or the network client became unavailable to the Company for use with its products. The Company entered into an agreement with Microsoft, dated as of March 1, 1994, and amended as of February 1, 1996, and October 1, 1996, pursuant to which the Company has been granted a nonexclusive, worldwide license to the Windows operating systems (the "Microsoft License"). The Microsoft License expires on December 31, 1997, and there are no automatic renewal terms. There can be no assurance that, after such date, Microsoft will renew such license and it is possible that the license would be renewed on terms less favorable to the Company than the current license. The Telechips Access Network Client also uses the ICA protocol licensed from Citrix. The agreement dated December 18, 1996, will initially run for two years and will automatically renew each year for a one-year term unless either party gives sixty days' written notice. The Company is obligated to pay minimum royalties after the first customer shipment of product containing the ICA protocol.

         In the event that the Microsoft license is terminated or expires and is not renewed, and in the case of the Network Client product, the Citrix license were not renewed, the Company would no longer be authorized to manufacture or sell its products as currently configured and the Company would be materially and adversely affected. In addition, in the event products are introduced that compete directly with the Telechips Access products, the Company will not be able to prevent the developers of such products from obtaining a Windows license from Microsoft or an ICA protocol license from Citrix.

         10. Competition; Technological Change and Obsolescence. The market for the Telechips Access product line is the highly competitive computer/telephony industry which has been characterized in recent periods by intense pricing pressures and numerous market entrants. The Company is aware of several companies that may be perceived or real competitors with its
Telechips Access Network Client product.   These include Wyse and Boundless,
which both produce Citrix ICA protocol-dependent network client products, even though there are some functionality and form factor differences, including the Network Client's built-in modem. NCD, HDS and Acorn each produce a variety of network client and server hardware units in various configurations.

         Also, Compaq, Dell and Hewlett Packard, supported by Intel and Microsoft, have recently announced a reference specification for creating "Network PCS" which are expected to have a lower Total Cost of Ownership compared to regular PCS but will have added features including a hard drive which will significantly differentiate the products from network client-like devices.

         In addition, a consortium of technology companies led by Oracle Corporation and Microsoft with its recent acquisition of WebTV, have announced Internet PCs that are expected to sell for as little as $500 and use a conventional television for a display (not included in the $500 price). This computer/telephony device may allow users to access the Internet and perform basic on-line computing functions. Such devices have significant limitations as compared to the Telechips Access products; however, there can be no assurance that such companies or other companies will not introduce products that are substantially similar to the Telechips Access Network Client product or that such products will not compete with the Telechips Access products.

         The Company is also aware of several companies that may be perceived or real competitors with the Telechips Access 3000 Model. These include Navitel, which is marketing a product with a touch-sensitive display screen and computer/telephony function, as a consumer appliance with several pre-configured programs. Also included are products by British Telecom, Forval and InfoGear which have touch-sensitive display screens but are not Windows based and may have other functionality limitations when compared with the 3000 Series. In addition, certain screenphone products may be perceived as competitors though their systems are based on proprietary operating systems, do not use touch-screen technology and have other limiting features compared to the 3000 Series. These include systems produced by Forval, Phillips, AT&T, Transphone, Cidco and Colonial Data.

         The telecommunications and computer industries are also subject to rapid and significant technological change and the ability of the Company to compete is dependent in significant part on its ability to continually enhance and improve its products and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology into products and processes which can be commercialized. There can be no assurance that the Company will be able to identify, develop, manufacture and offer products necessary to remain competitive. Moreover, the Company may, from time to time, maintain a significant investment in its product inventory and, in such event, would be subject to the risk of inventory obsolescence. If a significant amount of inventory is rendered obsolete, the Company's business and operating results would be materially and adversely affected.

         11. Dependence on Limited Sources of Supply. Many of the key components used in the manufacture of the Company's products are currently being purchased from single sources, including Microsoft, which is the sole source of the Telechips Access product line operating system and Citrix which is the sole source of the ICA protocol utilized in the Access Network Client product line. If the Company's relationship with Microsoft were terminated, and in the case of the Network Client product, if the Citrix relationship were terminated, the Company would no longer be authorized to manufacture and sell its products as currently configured and the Company would be materially adversely affected. Other than the contract with Microsoft and Citrix, the Company has no supply contracts. While the Company believes that it can obtain supplies from other parties, should any of its suppliers terminate their relationship with the Company, such terminations may cause delays in obtaining necessary supplies, which could in turn result in delays or reductions in product shipments and loss of sales and consequently have a material adverse effect on the Company's business, operating results and financial condition.

         12. Possible Dependence on a Few Large Customers. The Company's current marketing efforts have focused primarily on a few large companies in the hospitality and entertainment industries, the insurance industry and value added resellers ("VARs") marketing Citrix's ICA protocol-based products. It is, therefore, likely that, particularly in the early stages of commercialization, the Company will depend primarily on one or a few large customers. If the Company were to lose such a customer, it would likely have a material adverse effect on the Company's business and prospects. There can be no assurance that the Company will be able to diversify its customer base.

         13. Dependence on Key Personnel. The Company believes that its continued success will depend to a significant extent upon its present management. On January 30, 1997, C. A. Burns resigned as Chief Executive Officer, President and Chairman of the Board. Nelson B. Caldwell has been designated as interim President and CEO. The Company will be searching for a Chairman and CEO who will also perform certain duties related to the office of the President. However, the market for qualified persons is extremely competitive and there can be no assurance that the Company will be able to find a suitable individual. In such event, the Company may be materially and adversely affected. In addition, the loss of the services of any of the Company's present management or other personnel could materially and adversely affect the Company. Further, in order to successfully implement and manage its business plan, the Company will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business activities such as those contemplated by the Company. Competition for the type of qualified individuals sought by the Company is intense. There can be no assurance that the Company will be able to retain existing employees or that it will be able to find, attract and retain qualified personnel on acceptable terms.

         14. Government Regulation. Telecommunication companies are subject to regulation by state public utility commissions, the Federal Communications Commission (the "FCC") and other regulatory authorities. The sale of telecommunications equipment, such as the Telechips Access, is regulated in the United States and in many countries, primarily to ensure compliance with federal technical standards for interconnection, radiation emissions and noninterference (i.e., type acceptance of a particular product). In addition, any terminal equipment, such as the Telechips Access, connected to a public telephone network is required to be registered with the FCC. The Company may also be subject to further federal and state regulation in the future, as well as court challenges. The Company has obtained a Part 15 Class B Certificate and Part 68 Certificate from an FCC-certified laboratory that the Telechips Access Series 3000 meets certain radiation emission standards and that the Telechips Access Series 3000 is compatible with existing connection protocols. The Company is in the process of obtaining similar certification on its Telechips Access Network Client product and, while preliminary tests have indicated the product will receive such certification, there can be no assurance that the Telechips Access Network Client will meet minimum compliance standards. In addition, federal and state regulations of telecommunications companies and equipment are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business. Introduction of the Company's products into foreign markets will likely require compliance with federal export regulations and may require compliance with foreign laws and regulations.

         15. Elimination of Liability of Directors and Officers. The Company's Articles of Incorporation eliminates the liability of a director or officer of the Company for monetary damages for breach of fiduciary duty as a director or officer, subject to certain exceptions. The foregoing provision may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its shareholders.

         16. Possible Volatility of Market Price. The market price of the Common Stock may be highly volatile as has been the case with the securities of other small capitalization companies. Factors such as the Company's financial results, new product introductions and the technological advances and various factors affecting the telephony industry generally, may have a significant impact on the market price of the Company's securities. Additionally, in recent years, the securities markets have experienced a high level of price and volume volatility and the market prices of securities for many companies, particularly small capitalization companies, have experienced wide fluctuations which have not necessarily been related to the operating performances or underlying asset values of such companies.

         17. Options and Warrants. As of the date of this report, the Company had 17,156 shares of Common Stock reserved for issuance upon the exercise of outstanding options and 186,894 shares of Common Stock reserved for issuance upon exercise of outstanding warrants. To the extent that such stock options and warrants are exercised, dilution to the interests of the Company's shareholders may occur. In addition, certain warrant agreements contain anti-dilutive provisions which, as of the date of this report, would result in an estimated equivalent of 90,000 additional shares being issued for the same aggregate consideration as the existing warrants. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in the options. In addition, the holders of the outstanding options and warrants have certain registration rights relating to the shares of Common Stock issuable upon the exercise thereof, the exercise of which may involve substantial expense to the Company.

BUSINESS OF ISSUER

         The Company believes that the worldwide acceptance of the Internet/Intranet (Interxxnet), broader on-line services as well as recognition that PC users often work with limited standard application programs, has created the need for inexpensive "client" devices. These clients interact with PC-based servers which handle the complexities of the computing function and provide a secure, easy-to-maintain repository of applications and data. The need to combine the on-line services and applications available to end-users with telephony functions has created the need for single-client devices integrating computer and telephony functions in one platform.

         Although general purpose, powerful PCs are now commonly available, they are expensive and more complicated than is necessary for Interxxnet access, on-line data and telephony-based computing functionality. The Company believes network client devices will provide greatly expanded computing options rather than replacing PC functionality.

         A central theme of the Company's global strategy is to establish technology partnerships and business alliances with the leading participants among the network client, network computer and PC peripheral manufacturers and suppliers, telecommunications equipment manufacturers, value-added resellers
(VARs) in the computer/telephony distribution channels, and information service providers. The Company believes that such relationships will assist it in its efforts to design integrated computer/telephony products compatible with rapidly evolving public and private networks.

         The Company has secured licensing arrangements with Microsoft and Citrix and a manufacturing agreement with Group and has, in the past, worked with NSC. The Company has also entered into a Master Purchase Agreement with MassMutual and a contract with Tandem Computers Canada Ltd., giving Tandem the exclusive right to use Telechips products for incorporation into its gaming product lines and makes Tandem the exclusive Telechips reseller to Acces Controle Telematique Inc., a Quebec company involved in the ticketing industry. Telechips also granted Tandem a nonexclusive right to resell Telechips products to the banking industry. However, there can be no assurance that any other relationships will be developed.

         The Company is utilizing its development expertise as validated by the 3000 Series to expand Telechips Access products into a family of products potentially including component level variants which, if developed, will enable customers to access and to take advantage of the many innovations in network computing, including the integration of computing and telephony capabilities at
client devices.   At one end of the product family is the Telechips Access
Network Client currently in the pre-production and regulatory testing phase of the development cycle with commercial deployment expected by June, 1997. This product allows users to plug in their monitor, keyboard, mouse, printer and other peripherals to the Telechips Access Network Client and enable remote access utilizing Citrix's ICA protocol, via a built-in modem to the computing power of a central server running Citrix's WinFrame multi-user Windows application server software. At the other end of the product family is the current 3000 Series integrated computer/telephony workstation with a touch-sensitive display screen. Telechips is conducting market assessment in consideration of expanding this product to include a large, full VGA color screen and potentially other enhancements to take advantage of rapid advances in operating system environments. As the product family expands, Telechips expects to produce variants of the Network Client which may include added telephony capability and touch-screen technology in various product configurations. These configurations and others utilizing the 3000 Series base technology may include board-level products enabling OEMs to incorporate Telechips technology into an array of end-user products which would combine integrated computer/telephony capabilities in various PC peripheral devices or
other end-user information appliances.   In addition, by developing and
fostering strategic relationships with industry leaders, the Company believes that it will be in a position to identify other needs and opportunities that can be addressed by integrated computer/telephony products.

THE TELECHIPS ACCESS NETWORK CLIENT

         As businesses become more reliant upon computer networks, the need to discover more cost-effective ways to dispense and secure corporate data, provide access to the Internet, and deploy business-critical applications becomes even more urgent. To fill this need, Telechips Corporation introduced the Telechips Access Network Client, a low-cost solution to connecting users with their networks.

         Users can connect their monitor, keyboard and mouse directly to the Network Client. Daily log-ins enable users to access their organization's host server running Citrix's WinFrame multi-user application software. Utilizing the Citrix ICA protocol, the Network Client transmits keyboard and mouse input to the server and receives only the display output to the attached screens. All applications and data reside on the server. Like PCs, users utilize Windows and other applications, access the Internet, save and transfer files, and print locally.

         The Network Client is designed to reduce an organization's Total Costs of Ownership for computing. Unlike PCs, the Network Client does not require software upgrades, since all software applications reside on the server. Hardware upgrades occur at the server level, rather than at each individual station. This also reduces the amount of support and training costs. By administering applications from the server, the Network Client delivers updated screens upon login. No matter the number of remote users, distribution can be executed in one step. Files are stored centrally rather than locally, which eliminates the potential for viruses and adds data security.

         The Telechips Access Network Client has a relatively small footprint being approximately 8" x 5" x 1." Each unit is equipped with a 33.6 modem and AMD's ElanSC400 486-based 33MHz processor running Citrix's WinFrame Client for
DOS (client end of the ICA protocol) on a Microsoft DOS platform.   It comes
with standard SVGA or VGA monitor
connection, keyboard connector, serial port, parallel port and mouse connector. The product allows remote dial-in network access, compatibility with standard PC components and is designed to utilize DOS, 16-bit and 32-bit Windows applications running on the server. The user supplies the analog phone connection, access to a server running Citrix's WinFrame multi-user application server software, monitor, mouse, keyboard and other desired peripherals. A second version, currently under development, will include on-board LAN technology in place of the modem. No assurance can be given that such product will be developed in a timely manner, if at all.

         Both versions of the Telechips Access Network Client are expected to have a reseller list price of $500. Certain volume discount structures will be available to the VAR channel. No assurance can be given that the Company can successfully market the Telechips Access Network Client product line at a price that will be acceptable to potential purchasers or be commercially successful to the Company.

THE TELECHIPS ACCESS 3000 SERIES

         The Company believes that the recent popularity of the Internet and on-line services, including the ready availability of electronic data over standard telephone lines, has established the need for inexpensive, efficient and user-friendly devices that combine telephone and computer technologies in a single product. The Series 3000 product is a synthesis of several established technologies designed to be used by people and businesses that require the voice communications capabilities of a sophisticated business telephone and the information capability of a PC. As the Company expands its product family, it is considering introducing variants of the Network Client which will include added telephony capability and touch-screen technology in various product configurations. These configurations and others will utilize the 3000 Series base technology which may include board-level products enabling OEMs to incorporate Telechips technology into an array of end-user products which would combine integrated computer/telephony capabilities in various PC peripheral devices or other end-user information appliances. The Company expects that due to rapid technological change many of these products will eventually eclipse the 3000 Series and, consequently, Telechips has prudently taken a current-year allowance against existing Series 3000 inventory (including raw materials designated for Series 3000 production) and recognized an impairment of certain components of the related manufacturing tooling for potential replacement with tooling designed for other products. However, the Company will continue to support current users of the 3000 Models and expects that its marketing efforts will result in development of the product for targeted industry uses.

         As currently configured, the Telechips Access 3000 Series occupies approximately the same amount of space on a desk as a standard business telephone and comes equipped with a touch-sensitive display screen that rises approximately four inches from the body of the device. The display screen, which is the Access 3000's primary interface between the device and the user, is utilized by pressing directly on the screen with a finger or a stylus and functions in a similar fashion to the display screens found in certain automated bank teller machines. The display screen typically displays various icons that represent the various functions and applications installed in that particular device.
The user is able to access any given function or application simply by pressing on the particular icon on the screen. The Access 3000 also includes a standard telephone handset, a standard telephone numeric keypad, an expansion slot for PCMCIA cards containing such peripherals as a hard disk, voice compression facilities and video compression facilities for graphics display and connectors for other peripheral equipment including keyboards and printers. The graphical interface on the touch-screen display allows the Access 3000 to be completely operational without the use of a computer keyboard, although a keyboard may be attached to the Access 3000 as a peripheral device. Voice and data applications may be used at the same time on the Access 3000, either through alternating usage on the same telephone line or by using two separate telephone lines.

         The current Access 3000 is equipped with a microprocessor chip, up to eight megabytes of random access memory ("RAM"), and up to five megabytes of nonvolatile memory ("flash memory"). A hard disk incorporated in a PCMCIA card may be added to increase the amount of data storage significantly. The Access 3000 telephone contains all the features usually found in a sophisticated business phone, including one- or two-line capability, conferencing and forwarding functions and a speakerphone. The Company has developed speakerphone technology, included in the Access 3000, which is designed to reduce the voice clipping prevalent in many speakerphones. Each Access 3000 has the following standard and optional features: (i) simplified access to advanced telephone services such as call waiting, caller ID and three-way calling; (ii) a built-in organizer, including calendar and appointment notification and indexing of calls received; (iii) full internal modem capabilities which will allow a user to communicate with other computers. In addition, with specific software applications written, the hardware exists to support the following additional capabilities: (i) advanced messaging capabilities such as automatic answering, screening and routing of calls and sophisticated indexing of calls received;
(ii) complete facsimile transmission and reception capabilities along with the ability to save, print and otherwise manipulate incoming faxes; and (iii) access to the Internet or on-line services. Other uses will depend on the development of applications and features, either by the Company, by a customer, by the Company and a customer working together or by noncustomer third parties, alone or in cooperation with the Company.

         The Company began shipping commercial production units in October, 1995. The current standard list price for a standard Access 3000 is approximately $1,250 per unit. However, the Company has marketed initial production units at an introductory trial price substantially lower than the current list price, approximately $799 to $1,050 per unit, depending upon configuration, a price that resulted in the Company's negative gross margin. No assurance can be given that the Company can market the Access 3000 at a price that will be acceptable to potential purchasers or be commercially successful to the Company.

          Because the Access 3000 technology uses a PC processor, the potential uses are extremely varied. Potential applications for the Access 3000 include
(i) simplified access to
information services, such as reference information, stock quotes, on-line White and Yellow Pages telephone directories, on-line services, banking services and weather reports; (ii) simplified access to complex telephone systems, such as the Centrex, Private Branch Exchange ("PBX") and Key Service Unit ("KSU") systems to the extent they operate with standard nonproprietary analog phones; and (iii) company-specific dedicated applications such as the utilization of the Access 3000 to assist pension plan administrators to access on-line systems for pension fund planning and administration where the administrator can utilize the Access 3000 to access a wide variety of plan management functions, including updating participant information, verifying account balances and performing actuarial calculations.

         The computer marketplace and, in particular, the computer/telephony marketplace, is characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. There can be no assurances that the Company will be able to identify or adapt to such development and changes. In the future, the Company will likely be required to enhance its existing products and to develop and introduce new products that are compatible with technological advances and respond promptly to new customer requirements and evolving industry standards. The failure to do so would result in a material adverse effect on the Company.

MARKETING POSITION

         Telechips is positioned as a supplier of network client computing devices and computer telephony integration ("CTI") appliances including related software and peripherals. Telechips technology and products are designed to add value to OEMs and users alike as they are designed to lower the total cost of ownership including capital cost, training and on-going maintenance.

         Telechips offers value in network client and CTI environments by transparently integrating broadly accepted open operating systems with server and telephony infrastructures. This results in sealed, tamper-proof units with optional, easy-to-use ergonomics, such as touchscreen user interfaces and integrated telephony facilities. Telechips believes its unique CTI value set creates a strategic advantage.

MARKETING STRATEGY

         The Company's strategy is to take advantage of the OEM and VAR relationships which its strategic partners, such as Citrix and Tandem, already have in place. In addition, the Company has established a presence in certain markets that management believes have substantial opportunities and Telechips has sold Telechips Access 3000 Series products to leaders in these markets. These markets are (i) financial services; (ii) interactive lottery and gaming; and (iii) hospitality and entertainment. The Company has gained three important benefits from these relationships. First, by developing customer-specific software applications, the Company gained an understanding of these markets and developed proven applications adaptable for use with other industry participants. Second, by attracting industry leaders as customers, the Company effectively gained validation of the technology user within those industries. Third, by targeting large industry leaders, the sales to each customer are at a potentially high volume. Representative customers to date include industry leaders such as Massachusetts Mutual and Tandem Computers Canada, Ltd. Telechips OEM alliances and corporate focus in 1997 are key to achieving the Company's revenue goals.

         During 1997, the Company intends to leverage the successful validation of the market and product testing demonstrated in existing blue chip accounts (MassMutual, Tandem, The Walt Disney Company); explore its OEM marketing and development alliance with Citrix, a well-recognized network computing industry leader; and introduce its new, low-cost Telechips Access Network Client device for OEM and VAR distribution in volume in June, 1997.

         Accordingly, the Company intends to shift in focus from intensive R&D activities, product testing and market validation to a channel and sales development emphasis. To build its customer base, Telechips intends to increase its sales force. It anticipates adding sales people to broaden its geographic coverage, particularly in the Western region of the United States. Salespeople will generally operate from a home base. They will be responsible for new business development, as well as account maintenance and support. To assist in their activities, the Company anticipates assigning to every two sales people a field systems engineer who will act as liaison between the field and the professional services group and engineering department at Telechips.

         The Company intends to use a wide range of established marketing techniques to increase name recognition and strengthen product credibility in the marketplace. This includes exhibiting at major computer industry trade shows, such as the Computer Telephony, Net InterOp, Embedded Systems Conference and other trade shows, as well as trade shows in the identified vertical markets. It will issue product announcements, as well as pursue articles in leading financial, general and trade publications to stimulate interest. The Company is also enhancing its Web/Internet presence, including hyperlinks to strategic alliance websites and financial databases.

         Even though the Company anticipates that it will be able to produce commercial units of its products at a cost that will yield an adequate gross margin, there can be no assurance that such margin will be achieved. Further, the Company has not conducted, and does not intend to conduct, formal market or concept feasibility studies. Achieving market acceptance for the Company's existing Telechips Access products and products under development will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers. The Company's past marketing efforts have focused primarily on a few large OEMs and service providers as well as a few other similarly large companies. Its present focus with the Network Client product is on a large group of VARs who market and promote Citrix technology centric products. It is therefore likely, particularly in the early stages of commercialization, that the Company will depend primarily on one or a few large customers.

         The Company currently has no distribution arrangements. The Company intends to develop relationships with specific manufacturers, dealers and service providers in the telephony industry. There can be no assurance that the Company will be able to enter into such distribution arrangements. If the Company is not able to develop such relationships, it may have a material adverse effect on the Company's ability to distribute the Company's products on economically reasonable terms, or at all.

         In the computer/telephony equipment industry, although general specifications exist for intelligent network services, network variations among telcos often require manufacturers to field test and debug their products on various telephone networks in order to ensure that their equipment operates properly throughout these networks. The Company believes that the emerging market for computer/telephone combination products will, therefore, be characterized by close, mutually dependent distribution arrangements and relationships between the telcos/standard setting consortiums/suppliers of network technology and the equipment suppliers, and there can be no assurance that the Company will be able to establish and maintain such relationships. There can be no assurance that emerging markets for the Company's products will not be limited, that the Company will be able to enter into satisfactory marketing arrangements, or that increased marketing efforts or the Company's strategies will result in successful product commercialization or in initial or continued market acceptance for the Company's products under development.

MANUFACTURING

         The Company does not presently intend to establish its own manufacturing facilities. The Telechips Access Series 3000 is currently set up to be manufactured by Group Technologies pursuant to the terms of the Group Technologies Agreement. The initial term of the Group Technologies Agreement terminates on February 26, 1998. The Company is also in the process of qualifying contract manufacturers (including Group Technologies) to produce the Telechips Access Network Client. Considering the nature of the technology incorporated in the Network Client, the Company expects to qualify the contract manufacturer and complete the required tooling and nonrecurring engineering necessary to begin the commercial manufacturing process for volume delivery in June, 1997. However, there can be no assurance that such contract manufacturing resources can be secured, nor the required tooling and nonrecurring engineering completed in a timely manner, if at all.

         In addition, in the event Group Technologies or other qualified contract manufacturer is unable to deliver quality products in a timely manner, the Company could continue to face substantial delays. Such delays could have a material adverse effect and harm the Company's reputation, financial condition and marketing capability. To somewhat offset such an advent, the Company has supplemented its support capabilities with the ability to assemble and test modest quantities of product in house while a transition could be made to other contract manufacturers which the Company has pre-qualified. However, the Company competes with numerous other companies for the capacity of these contract manufacturers, and no assurance can be given that the Company will be able to obtain the desired quantities of products on a timely basis.

         Many of the key components used in the manufacture of the Company's products are currently being purchased from single sources, including Microsoft, which is the sole source of the Telechips Access operating system and Citrix which is the sole source of the ICA protocol used in the Telechips Access Network Client. Other than the contracts with Microsoft and Citrix, the Company has no supply contracts. While the Company believes that it can obtain supplies from other parties, should any of its suppliers terminate their relationship with the Company, such terminations may cause delays in obtaining necessary supplies, which could in turn result in delays or reductions in product shipments and loss of sales and consequently have a material adverse effect on the Company's business, operating results and financial condition. If the Company's relationship with Microsoft or Citrix were terminated, the Company would no longer be authorized to manufacture and sell its products as currently configured and the Company would be materially adversely affected.

RESEARCH AND DEVELOPMENT

         The Company's current research and development activities have resulted in the development of working prototypes and pre-production units of the Telechips Access Network Client. The current version of the Network Client allows users to plug in their monitor, keyboard, mouse, printer and other peripherals and perform standard computer functions, utilizing the Network Client's remote access capability via a built-in modem. The Network Client utilizes the Citrix ICA protocol which enables the product to access servers running the Citrix WinFrame multi-user Windows application server software. Other than the DOS platform embedded in the Network Client, all applications and operating system functions are handled at the server.

         A second version of the Network Client utilizing LAN-based technology is under development. This will allow network users to perform standard computing functions utilizing the Citrix ICA protocol on a LAN-based system which includes a Citrix WinFrame server. The Company expects to have working prototypes in May, 1997. However, there can be no assurances that such products will be developed on a timely basis or at all.

         The Company will not devote further resources to the development of the World Wide Web Browser software and the E-Mail software. However, the Company has not devoted significant resources to the development of these product lines.

         The Company also plans to potentially initiate R&D activities in the upcoming fiscal year to develop variants of the Network Client which will include added telephony capability and touch-screen technology in various product configurations. These configurations and others utilizing the 3000 Series base technology may include board-level products enabling OEMs to incorporate Telechips technology into an array of end-user products which would combine integrated computer/telephony capabilities in various PC peripheral devices or other end-user information
appliances.   See "Item 1--Factors Affecting Operating Results--3. Uncertainty
of New Product Development; Single Product."

         It is expected that the Company will devote substantial resources to the research and development of new or enhanced Telechips Access products. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made substantial capital expenditures, could have a material adverse affect on the Company. To the extent that such development efforts are unsuccessful, the Company will not have the capability to develop additional products to generate revenues and will likely be required to seek additional capital in order to seek alternative business opportunities. The Company conducts research and development with an in-house staff of researchers and technicians as well as through third-party providers. The Company has no long-term research or development arrangements with third parties.

COMPETITION

         The market for the Access product line is the highly competitive computer/telephony industry which has been characterized in recent periods by intense pricing pressures and numerous market entrants. The Company is aware of several companies that may be perceived or real competitors with its
Telechips Access Network Client product.   These include Wyse and Boundless,
which both produce Citrix ICA protocol-dependent network client products, even though there are some functionality and form factor differences, including the Access Network Client's built-in modem. NCD, HDS and Acorn each produce a variety of network client and server hardware units in various configurations. However, these systems may utilize other proprietary systems in addition to or excluding the Citrix ICA protocol and Citrix WinFrame multi-user application server software. Sun Microsystems is also promoting a "thin" client based on the Java VM operating systems which appears to be gaining rapid acceptance in the marketplace.

         Also, Compaq, Dell and Hewlett Packard, supported by Intel and Microsoft, have recently announced a reference specification for creating "Network PCs" which will have a lower total cost of ownership compared to regular PCs, will be sealed, have limited peripheral access and allow software upgrades, configuration and support to be done from an organization's network. However, this will include hardware and will likely cost more than the "thinner" network client products.

         In addition, a consortium of technology companies led by Oracle Corporation and Microsoft with its recent acquisition of WebTV, have announced Internet PCs that are expected to sell for as little as $500 and use a conventional television for their display (not included in the $500 price). This computer/telephony device may allow users to access the Internet and perform basic on-line computing functions. Such devices have significant limitations as compared to the Telechips Access products; however, there can be no assurance that such companies or other companies will not introduce products that are substantially similar to the Telechips Access Network Client product.

         The Company is also aware of several companies that may be perceived or real competitors with the Telechips Access 3000 Model. These include Navitel, which is marketing a product with a touch-sensitive display screen and computer/telephony functions, as a consumer appliance with several pre-configured programs. Also included are products by British Telecom, Forval and InfoGear which have touch-sensitive display screens but are not Windows based and may have other functionality limitations when compared with the 3000 Series. In addition, certain screenphone products may be perceived as competitors though their systems are based on proprietary operating systems, do not use touch-screen technology and have other limiting features compared to the 3000 Series. These include systems produced by Forval, Phillips, AT&T, Transphone, Cidco and Colonial Data.

         In addition, the Telechips Access 3000 Series functions can be performed by a PC equipped with a high-performance voice capable fax/modem integrated with other hardware and software enhancements. Therefore, the Company must be able to demonstrate the distinct advantages of its system over those features available in PCs equipped as described above. PCs are becoming more commonplace everyday and many are manufactured and marketed by well financed, established companies with significantly greater financial and other resources than the Company. In addition, due to extreme competition, the prices for PCs that are substantially more powerful than the Telechips Access have declined sharply and will likely continue to decrease. There can be no certainty that the Company will be successful in its efforts to distinguish the Telechips Access from PCs or that the Telechips Access will ever be commercially accepted as a substitute for a PC equipped as described above.

         The Company also potentially competes, depending on the introduction of similar products, with a large number of companies, such as Northern Telecom (NorTel); Matshushita (Panasonic); AT&T and Phillips in the telecommunications business; IBM, Compaq and Apple in the computer business; and Matsushita (Panasonic), Apple-Sharp and Casio-Tandy in the consumer electronics business. Many of the Company's competitors and potential competitors are significantly larger and have significantly greater financial and management resources than the Company. The Company expects that competition will continue to be intense in the markets to be addressed by the Company, and there can be no assurance that the Company will compete successfully.

         The telecommunications and computer industries are also subject to rapid and significant technological change and the ability of the Company to compete is dependent in significant part on its ability to continually enhance and improve its products and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology into products and processes which can be commercialized. There can be no assurance that the Company will be able to identify, develop, manufacture and offer products necessary to remain competitive. Moreover, the Company may, from time to time, maintain a significant investment in its product inventory and, in such event, would be subject to the risk of inventory obsolescence. If a significant amount of inventory is rendered obsolete, the Company's business and operating results would be materially and adversely affected.

INTELLECTUAL PROPERTY

         The Company holds no United States or foreign patents and has not filed any U.S. or foreign patent applications. In addition, much of the technology embodied in the Telechips Access, such as the touch-sensitive display and the computer technology, is generally available to other manufacturers and may be used by competitors of the Company. The Company uses various trade names and trademarks in the conduct of its business and has filed an application for registration of the marks "Telechips " and "Telechips Access" with the U.S. Patent and Trademark Office. In addition, the Company depends in part upon certain technology and know-how to differentiate its products from those of its competitors, and relies on a combination of trade secret laws and nondisclosure and confidentiality agreements with its employees, consultants, distributors, researchers and advisors to protect its technology. There can be no assurance that such laws or agreements will provide meaningful protection for the Company's trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such trade secrets or know-how. In addition, there can be no assurance that third parties will not independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access. The Company believes that, because of the rapid pace of technological change in the telecommunications market, the legal protection for its products will be less significant to the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the quality of support services provided by the Company.

         Certain intellectual property embodied in certain portions of the Telechips Access 3000 Series mechanical design is licensed by the Company on a worldwide, perpetual, royalty-free basis from NSC. Although NSC has agreed not to manufacture or sell products incorporating such technology prior to March 31, 1997, NSC has substantially greater financial, marketing and other resources than the Company and if it chooses to make use of its technology, or to license its technology to other companies, products similar to the Telechips Access 3000 Series could be introduced to the market, although, except to the extent permitted by Telechips , such products would not be permitted to contain any technology developed by Telechips after the termination of the NSC Agreement. Such products, if introduced, may have features, pricing and other characteristics which would make them more acceptable to the market than the Telechips Access.

         The Telechips Access product line uses a PC-compatible version of the Microsoft Windows operating system. The Company, pursuant to the MS License Agreement with Microsoft, dated March, 1994 and as amended on February 1, 1996, and October 1, 1996, has been granted a nonexclusive license to that portion of MS DOS necessary to operate Windows (5.0 ROM Version (Kernel), and to the Windows Operating System, 3.1 ROM Version. The Telechips Access Network Client uses the DOS Kernel only. The Company is obligated to make monthly minimum royalty payments based on 600 units per month. As of the date of this report, the Company has prepaid royalties to Microsoft of approximately $260,000. The MS License Agreement may only be terminated prior to its expiration date upon a default by the parties. This license expires on December 31, 1997, and there are no automatic renewal terms. There can be no assurance that, after such date, Microsoft will renew such license and it is possible that the license would be renewed on terms less favorable to the Company than the current license. The Telechips Access Network Client also uses the ICA protocol licensed from Citrix Systems, Inc. The agreement dated December 18, 1996 will initially run for two years and will automatically renew each year for a one-year term unless either party gives sixty days' written notice. The Company is obligated to pay minimum royalties every three months after the first customer shipment of product containing the ICA protocol.

         In the event that the MS License Agreement is terminated and not renewed, and in the case of the Network Client product, the Citrix license were not renewed, the Company would no longer be authorized to manufacture or sell its products as currently configured and the Company would be materially and adversely affected. In addition, in the event products are introduced that compete directly with the Telechips Access products, the Company will not be able to prevent developers of such products from obtaining a Windows license from Microsoft or an ICA protocol license from Citrix.

         The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is not aware of any infringement by its products or technology of the proprietary rights of others. However, the Company has not conducted any investigation as to the possible infringement and there can be no assurance that third parties will not assert infringement claims against the Company in connection with its products, that any such assertion of infringement will not result in litigation, or that the Company would prevail in such litigation or be able to license any valid and infringed patents of third parties on commercially reasonable terms. If the Company was unable to obtain such a license, it would likely encounter significant delays in product market introductions and may be precluded from marketing its products entirely. Furthermore, litigation, regardless of its outcome, could result in substantial cost to and diversion of effort by the Company. Any infringement claims or litigation against the

Company could materially and adversely affect the Company's business, results of operations and financial condition.

GOVERNMENT REGULATION

         Telecommunication companies are subject to regulation by state public utility commissions, the Federal Communications Commission (the "FCC") and other regulatory authorities. The sale of telecommunications equipment, such as the Telechips Access, is regulated in the United States and in many countries, primarily to ensure compliance with federal technical standards for interconnection, radiation emissions and noninterference (i.e., type acceptance of a particular product). In addition, any terminal equipment, such as the Telechips Access, connected to a public telephone network is required to be registered with the FCC. The Company may also be subject to further federal and state regulation in the future, as well as court challenges. The Company has obtained a Part 15 Class B Certificate and Part 68 Certificate from an FCC-certified laboratory that the Telechips Access Series 3000 meets certain radiation emission standards and that the Telechips Access Series 3000 is compatible with existing connection protocols. The Company is in the process of obtaining similar certification on its Telechips Access Network Client product and, while preliminary tests have indicated the product will receive such certification, there can be no assurance that the Telechips Access Network Client will meet minimum compliance standards.

         In addition, federal and state regulations of telecommunications companies and equipment are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business. Introduction of the Company's products into foreign markets will likely require compliance with federal export regulations and may require compliance with foreign laws and regulations.

EMPLOYEES

         As of the date of this report, the Company has a total of 19 employees, 6 of whom are involved in product development and related support activity, 4 of whom are involved in manufacturing interface, and 9 of whom are responsible for general management, sales and marketing. The Company's employees are not represented by a labor union or a collective bargaining agreement.

         On January 31, 1997, the Company terminated the employment of 11 employees in an effort to reduce expenses. Since such date, the Company has rehired four of the employees that were terminated.

Item 2.  Description of Property

         The Company occupies an 8,500 square-foot facility in Reno, Nevada, for its executive and administrative staff under two identical leases (collectively referred to as the "Lease") which cover separate but contiguous units. The term of the Lease is from June 1, 1995 through June, 2000 at a base monthly rental of $12,312, plus any excise, privilege or sales tax or any tax levied. The base rent increases each year by approximately $500 per month, such base monthly rental during the last term is $14,401 per month. The Company does not have an option to renew the Lease nor any option with respect to expansion. However, the Company believes that this facility will be adequate to meet its needs for the foreseeable future.

         The Company also occupies a 5,310 square-foot facility in Reno, Nevada, for on-site testing, assembly and inventory storage under a separate lease. The term of the lease is from December 1, 1996, through November 30, 1997, at a base monthly rent of $7,965 plus an excise, privilege or sales tax or any tax levied. The Company does not have an option to renew the lease nor any option with respect to expansion. However, the Company believes this facility will be adequate to meet its needs for the foreseeable future.

Item 3.  Legal Proceedings

         As of the date of this report, the Company is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of the Security Holders

         1. A special meeting of the stockholders was held on March 5, 1997, at the principal office of the Company at 8:30 A.M., Pacific time and adjourned to March 7, 1997, at 2:00 P.M. Pacific time, for the purpose of approving an amendment to the Company's Articles of Incorporation to effect a 1-for-15 reverse stock split of the issued and outstanding Common Stock (the "Reverse Split"); 7,777,017 shares voted in favor of the Reverse Split, 572,524 shares voted against the Reverse Split, 33,674 shares abstained from voting.

         2. A special meeting of the stockholders was held on December 6, 1996, at the principal office of the Company at 2:00 P.M., Pacific time, for the purpose of approving an amendment to the Company's Articles of Incorporation to increase the authorized Common Stock from 10,200,000 shares to 20,200,000 shares (the "Amendment"); 2,755,113 shares voted in favor of the Amendment, 67,688 shares voted against the Amendment and 4,000 shares abstained from voting.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         a) Market Information. The Company's Common Stock, and Warrants are listed on the National Association of Securities Dealers Automated Quotation System, specifically, The Nasdaq SmallCap Market ("Nasdaq") under the symbols "TCHP" ("TCHPD" until April 11, 1997 [approximately 30 days subsequent to the 15:1 reverse split]) and "TCHPW," respectively. The tables below set forth the range of high and low closing prices for the Common Stock and Public Warrants as reported on Nasdaq in the fourth quarter of the Company's most recently completed fiscal year and each quarter or portion thereof since the end of the last fiscal year. All figures have been adjusted to reflect the 1-for-15 reverse stock split of the Company's Common Stock.

COMMON STOCK

                                                                   High              Low
                                                                   ----              ---
      1996
      ----

      First Quarter   . . . . . . . . . . . . . . . . . .           $90          $82-1/2

      Second Quarter  . . . . . . . . . . . . . . . . . .           $75          $73-1/8

      Third Quarter   . . . . . . . . . . . . . . . . . .       $28-1/8          $22-1/2

      Fourth Quarter  . . . . . . . . . . . . . . . . . .        $3-3/4         $2-13/16

      1997
      ----

      First Quarter . . . . . . . . . . . . . . . . . . .       $6-3/32           $22/32

WARRANTS

                                                                   High              Low
                                                                   ----              ---
      1996
      ----

      First Quarter   . . . . . . . . . . . . . . . . . .       $37-1/2          $33-3/4

      Second Quarter  . . . . . . . . . . . . . . . . . .      $25-5/16          $24-3/8

      Third Quarter . . . . . . . . . . . . . . . . . . .        $7-1/2           $3-3/4

      Fourth Quarter  . . . . . . . . . . . . . . . . . .        $15/16           $15/16


      1997
      ----

      First Quarter   . . . . . . . . . . . . . . . . . .         $3/16            $1/32

         b) Holders. As of March 31, 1997, the Company had approximately 150 holders of record of its Common Stock.

         c) Dividends. The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends for the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Telechips Corporation (the "Company") was organized in January, 1991, and since its inception has been engaged primarily in the research, design and development of the Company's Telechips Access products and related software and other technology. The Company began marketing commercial units of the Access Series 3000 to its customer during the last quarter of 1995. During the year ending December 31, 1996, the Company sold units of the Access Series 3000 with total revenues of approximately $108,000.

         On February 7, 1997, the Company issued a note payable for $300,000. The note was discounted, yielding net proceeds to the Company of $250,000. The note bears a stated annual interest rate of 1% (effective annualized rate of 252.91%, after taking into account the discount including issuance of common stock) and is payable upon the earlier of 180 days from date of issuance or upon the closing of a significant equity, quasi-equity or debt financing by the Company. In addition, the Company agreed to issue to the lender 75,000 shares of common stock upon maturity valued at $51,600. The note was paid and shares issued April 2, 1997.

         On March 10, 1997, the Company issued a note payable for $700,000.
The note was discounted, yielding net proceeds to the Company of $500,000. The note bears an annual interest rate of 1% (effective annualized rate of 634.78%, after taking into account the discount) and is payable upon the closing of a financing transaction. Upon closing of the transaction, the note will be canceled and the proceeds along with accrued interest will be deposited into escrow to be used to purchase securities in the financing transaction. On April 2, 1997, the note was canceled and was converted to Series B 4% cumulative convertible preferred stock.

         On April 2, 1997, pursuant to Regulation S, the Company completed a private placement of 1,906 shares of Series B 4% cumulative convertible preferred stock ("Series B Preferred Stock") with a face value of $1,000 per share. Of the Series B Preferred Stock, 1,031 shares were sold at a discount of 20% of the face value after paying underwriting discounts, expenses and other related fees of approximately $172,250. The Company received approximately $652,750 in net proceeds. Also, the Company converted a $700,000 note payable into 875 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible any time beginning May 17, 1997, until March 31, 1999, using a formula ("Series B Conversion Formula") multiplying each Series B Preferred share by 1,000 and dividing the result by the lower of either 110% of the fair market value at April 2, 1997, or the fair market value at the time of conversion. The Series B Preferred Stock will automatically convert, if conversion has not previously been effected, on March 31, 1999, or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to September 29, 1997. A portion of the net proceeds was used to pay off the $300,000 February 7, 1997, note payable.

         The Company is currently using the remaining proceeds of the Regulation S Offering to fund general corporate activities and complete development of, and market the Telechips Access Network Client product. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the Regulation S Offerings and private placements, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds in the immediate future. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding sooner than anticipated. See "Liquidity and Capital Resources."

         The Company is currently pursuing several potential funding opportunities; however, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company, when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing, if needed, it will likely be required to curtail its marketing and manufacturing plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 1996, stating that the Company has not, to date, recognized significant revenues from product sales nor produced units in quantities which will yield a gross margin adequate to cover product and operations costs and that these factors raise substantial doubt about the Company's ability to continue as a going concern. See "Liquidity and Capital Resources."

         On August 19, 1996, Mr. Richard E. Salwen resigned from the Company's Board of Directors, and also on August 19, 1996, Mr. Bruce Chatterley was appointed to the Board. On October 11, 1996, the Company's Board was expanded to six members and Mr. Frank Vigilante and Mr. Richard Wolf were appointed directors. Due to commitments outside of Telechips, Mr. Wolf resigned on January 7, 1997 and Mr. Chatterley resigned on January 31, 1997. For personal reasons, Mr. Phillips also resigned on January 7, 1997. On January 25, 1997, the Board resolved to begin an active search for a new President and CEO and that Mr. C. A. Burns would remain as Chairman and assume whatever role with the Company that the Board desired. On January 30, 1997, Mr. Burns resigned as Chief Executive Officer, President and Chairman. On February 5, 1997, Mr. Nelson B. Caldwell and Mr. Richard Adrey were appointed to the Board of Directors to fill the existing vacancies. The Board also, in accordance with the Company Bylaws, reduced the number of Board seats to four. On

February 14, 1997, Mr. Caldwell was appointed as interim President and Chief Executive Officer until such time that the Company locates a permanent replacement.

         Of the remaining outside directors, Mr. Vigilante, 66, was a director with Network Equipment Technologies from April, 1992, to August, 1996. He has been a director of the Visiting Nurses Association of Central New Jersey since October, 1991. Mr. Vigilante has also been a director of the Arthritis Foundation of New Jersey since February, 1986, and is currently its Chairman. He was a consultant with Pyramid Technologies Corporation from April, 1987 to February, 1995. Mr. Vigilante held various positions with AT&T and, in 1985, he became a Senior Vice President. Mr. Vigilante retired from AT&T in 1987 after 30 years of service.

         On February 7, 1997, Mr. Richard Adrey, 52, was appointed to the Board of Directors. Mr. Adrey has been president of Coastline Financial, a financial advisory and merchant banking entity based in Boca Raton, Florida, since 1992. Prior to that, Mr. Adrey worked as an investment banker and financial advisor for 25 years in specialized public and private financings and corporate turnaround situations. Mr. Adrey is also a director of Vacation Break USA and Exothermal Technology Corporation.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995. There were sales revenues of approximately $108,000 for the year ended December 31, 1996, as compared to $20,700 for the year ended December 31, 1995. In May, 1996, a major customer placed their first significant order.
Subsequent to the year ended December 31, 1996, the customer purchased approximately $60,000 of the Telechips Access 3000 Series units. Telechips Access 3000 Series units at a cost of approximately $55,000 were also supplied to customers as demos and trial units during the year ended December 31, 1996 and were charged to advertising expense. During the year ended December 31, 1995, $9,000 of such units were charged to advertising expense. Also during the year ended December 31, 1996, the Company recognized an allowance against inventory, including raw materials related to the 3000 Series product of approximately $760,000. No similar expense was recognized in the year ended December 31, 1996.

         For the year ended December 31, 1996, operating expenses, which primarily consist of marketing, research and development and general administrative expenses, were approximately $5,338,000 as compared to $2,922,000 for the year ended December 31, 1995. The increase was due to increased operating activity related to marketing the Telechips Access line of products, increasing research and development activity related to new software and hardware products and final modification for the initial Telechips Access 3000 models and increased general corporate activity as the Company begins to emerge from the development stage to a fully operational entity. Also for the year ended December 31, 1996, the Company included in operation expenses an approximate $300,000 write-down for impairment of certain components of the 3000 Series tooling for potential replacement with tooling designed for new products. No similar expense was recognized for the year ended December 31, 1995.

         Research and development expenses increased to approximately $2,207,000 for the year ended December 31, 1996, from $1,620,000 for the year ended December 31, 1995. The increase was due to increased research and development activities relating to new software products such as the World Wide Web browser software and electronic mail software for the 3000 Series product, a large screen and color versions of the product, cardreader adjuncts, and the preliminary development of the Telechips Access Network Client as well as noncapitilizable costs relating to final modifications of the initial Telechips Access 3000 models.

         Marketing expenses increased to approximately $1,297,000 for the year ended December 31, 1996, from $572,000 for the year ended December 31, 1995. This increase was due primarily to increased marketing efforts including hiring sales and marketing support staff, increased use of collateral materials, trade shows, public relations, sales negotiations and efforts at forming strategic alliances.

         General and administrative expenses increased to approximately $1,528,000 for the year ended December 31, 1996 from $731,000 for the year ended December 31, 1995. This increase was due, in part, to increased administrative personnel as well as increased corporate, legal, investor relations, financial consultation and other administrative costs correlating with the anticipated growth in the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the Company's initial public offering (the "IPO") of its Common Stock and certain warrants (the "Public Warrants"), private placements of equity securities and indebtedness. Over the next 12 months, the Company intends to focus on increasing its sales and marketing efforts and research and development for new proposed products.

         On April 11, 1995, the Company conducted the final closing of the sale to private investors of an aggregate of 30 units (the "1994 Units"), each 1994 Unit consisting of (i) 1,072 shares of Common Stock; and (ii) 50,000 Shares of Preferred Stock (the "Private Placement"). The purchase price per 1994 Unit was $100,000. The Company received gross proceeds of $3,000,000 with respect to the sale of the 1994 Units, yielding net proceeds after the payment of fees and expenses of approximately $2,500,000. The Private Placement resulted in the Company's issuance of 32,173 shares of Common Stock and 1,500,000 shares of Preferred Stock (convertible into 32,173 shares of Common Stock). The Company paid to D. H. Blair Investment Banking Corp. ("D. H. Blair") in connection with the Private Placement and the 1994 Note Financing an aggregate of $330,000 and issued to D. H. Blair and its designees warrants to purchase up to an aggregate of 20,269 shares of Common Stock. Howard Phillips, a director of the Company, was Director of Corporate Finance of D. H. Blair until August, 1995.

         On September 1, 1995, the Company completed the sale (the "Bridge Financing") to private investors of 17 units (the "Units"), each Unit consisting of (i) an unsecured, nonnegotiable promissory note of the Company in the principal amount of $100,000, due on the earlier of the consummation of an initial public offering ("IPO") or July 31, 1996 (a "Bridge Note"); and (ii) 1,333 shares of Common Stock (the "Bridge Shares"). The purchase price per Unit was $100,000. The Company received gross proceeds of $1,700,000 from the sale of such Units. After the payment of $170,000 in placement fees to Whale Securities Co., L.P. (the "Underwriter"), which acted as placement agent for the Company with respect to the sale of such Units, and other offering expenses of approximately $134,000, the Company received net proceeds of approximately $1,396,000 in connection with the Bridge Financing.

         The Company's sale of 17 Units resulted in the Company's issuance (in connection with the Bridge Financing) of a total of $1,700,000 principal amount of Bridge Notes and 22,667 Bridge Shares. The 22,667 Bridge Shares issued in the Bridge Financing were included in the Selling Shareholders' Shares and were registered by the Company in conjunction with the Company's initial public offering described below.

         On October 20, 1995, the Company completed its initial public offering of 100,000 shares of Common Stock, par value $.01 ("Common Stock") and redeemable warrants ("Warrants") to purchase 100,000 shares of Common Stock at an exercise price of $75.00 per share (the IPO). In addition, the Underwriter exercised its overallotment option to purchase an additional 15,000 Warrants. The Common Stock and the Warrants are traded on The Nasdaq SmallCap Market under the symbols "TCHP" and "TCHPW," respectively.

         Upon consummation of the IPO, the Company received net proceeds of approximately $6,255,000. The Company used approximately $2,451,000 of the proceeds from the IPO to repay the outstanding Bridge Notes, the $300,000 in notes issued in 1994, accrued dividends on Preferred Stock, $250,000 to NSC notes and interest on all of such indebtedness. Pursuant to the terms of an agreement with NSC, dated March, 1994, as restated August 31, 1994, and amended September 20, 1994, $500,000 of debt owed to NCS was canceled, the Company paid NSC $250,000 plus accrued and unpaid interest at $38,904, from the proceeds of the IPO, and issued to NSC 15,288 shares of Common Stock and a Warrant to purchase 1,341 shares of Common Stock at $46.65 per share.

         In addition, the Company issued nonredeemable warrants (the "Underwriter's Warrants") to purchase 10,000 shares of Common Stock at an exercise price of $115.50 per share and 10,000 warrants (each exercisable to purchase one share of Common Stock at a price of $115.50 per share) at an exercise price of $2.31 per Warrant to the Underwriter. Further, all outstanding shares of Preferred Stock and Series B Common Stock, par value $.01, were converted to Series A Common Stock and the Series A Common Stock was redesignated as Common Stock. Upon conversion of the Preferred Stock, the Company paid an aggregate of $111,719 in accrued and unpaid dividends to the holders of Preferred Stock ("Preferred Stockholders").

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

         In March, 1994, and as amended on February 1, 1996, and October 1, 1996, the Company entered into a License Agreement with Microsoft (the MS License Agreement) to license certain software to be used in the Company's products. The MS License Agreement establishes minimum royalty payments. The Company is obligated to make monthly minimum royalty payments. As of the date of this report, the Company has prepaid royalties to Microsoft of approximately $260,000. The MS License Agreement may only be terminated prior to its expiration date upon a default by the parties. This license expires on September 30, 1997, and there are no automatic renewal terms.

         On October 2, 1996, the Company completed a private placement of 4,188 shares of 4% cumulative convertible preferred stock, face value $1,000 per share (the "Preferred Shares"). The Preferred Shares were issued without registration under the Securities Act of 1933, as amended (the Act), pursuant to Regulation S promulgated under the Act. The conversion price of the Preferred Shares is determined by multiplying each Preferred Share by 1,000 and dividing the result by the lower of $45.00 or the fair market value of the Company's Common Stock on the date of conversion. The Preferred Shares are convertible at any time beginning November 11, 1996, until August 31, 1998.
The Company received approximately $2.9 million in net proceeds. In connection with the financing, the Company also issued to Third World Investments, Ltd., Common Stock Purchase Warrants to purchase 26,667 shares of Common Stock at an exercise price of $33.75 per share as adjusted. These warrants were canceled as a result of the April 2, 1997, financing described below.

         On February 7, 1997, the Company issued a note payable for $300,000. The note was discounted, yielding net proceeds to the Company of $250,000. The note bears a stated annual interest rate of 1% (effective annualized rate of 252.91%, after taking into account the discount including issuance of common stock) and is payable upon the earlier of 180 days from date of issuance or upon the closing of a significant equity, quasi-equity or debt financing by the Company. In addition, the Company agreed to issue to the lender 75,000 shares of common stock upon maturity valued at $51,600. The note was paid and shares issued April 2, 1997.

         On March 10, 1997, the Company issued a note payable for $700,000.
The note was discounted, yielding net proceeds to the Company of $500,000. The note bears an annual interest rate of 1% (effective annualized rate of 634.78%, taking into account the discount) and is payable upon the closing of a financing transaction. Upon closing of the transaction, the note will be canceled and the proceeds along with accrued interest will be deposited into escrow to be used to purchase securities in the financing transaction. On April 2, 1997, the note was canceled and was converted to Series B 4% cumulative convertible preferred stock.

         On April 2, 1997, the Company completed a private placement of 1,906 shares of Series B 4% cumulative convertible preferred stock ("Series B Preferred Stock") with a face value of $1,000 per share. Of the Series B Preferred Stock, 1031 shares were sold at a discount of 20% of the face value after paying underwriting discounts, expenses and other related fees of approximately $172,250. The Company received aggregate net proceeds of $652,750. The Company also converted a $700,000 note payable into 875 shares of Series B Preferred Stock. In addition, the Company granted the underwriter 7,500 shares of common stock value at approximately $51,000 and warrants to purchase 150,000 shares of common stock at approximately $.70 per share valued at $105,000. The common stock and warrants, an aggregate value of $110,000, were recorded as a reduction of Series B Preferred Stock ("offering costs") and an increase in paid-in capital. Upon occurrence of certain events, the exercise price of the warrants may be adjusted downward. The Series B Preferred Stock is convertible any time beginning May 17, 1997, until March 31, 1999, using a formula ("Series B Conversion Formula") multiplying each Series B Preferred share by 1,000 and dividing the result by the lower of either 110% of the fair market value on April 2, 1997, or the fair market value at the time of conversion. The Series B Preferred Stock will automatically convert, if conversion has not previously been effected, on March 31, 1999, or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to September 29, 1997. The 4% dividend is payable semiannually in cash or shares of common stock converted using the Series B Conversion Formula described above. The Preferred Stock is nonvoting, and has a liquidation preference over all common shares, is subordinate to the liquidation preference of the Series A Preferred Stock and shall be entitled to payment of $1,000 per share plus dividends that have accrued. A portion of the net proceeds was used to pay off the $300,000 February 7, 1997, note payable.

         Over the next 12 months, the Company intends to focus on increasing its sales and marketing efforts and research and development for expanded proposed products. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the Regulation S Offerings, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds in the immediate future. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated.

Any such additional funding could be in the form of additional equity capital. Further, in the event that the Company receives a larger-than- anticipated number of initial purchase orders for Telechips Access products, it may require resources substantially greater than those that are currently available to the Company. In such event, the Company may be required to raise additional capital or to engage third parties (as to which there can be no assurance) to assist the Company in meeting such orders.

         The Company is currently pursuing several potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company, when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing, if needed, it will likely be required to curtail its marketing and manufacturing plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 1996, stating that the Company has not, to date, recognized significant revenues from product sales nor produced units in quantities which will yield a gross margin adequate to cover product and operations costs and that these factors raise substantial doubt about the Company's ability to continue as a going concern.

Item 7.  Financial Statements

         The response to this item is submitted in a separate section of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of the Company are as follows:

Name                      Age         Position with the Company
----                      ---         ---------------------------
Richard Adrey             52          Director

Nelson B. Caldwell        40          President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Calvin DeCoursey          53          Vice President-Technology

Hans Junker               65          Vice President-Engineering, Assistant Secretary

Randall Pinato            52          Executive Vice President-Sales and Marketing and Director

Frank Vigilante           66          Director

       RICHARD ADREY, has been a director of the Company since February, 1997. Mr. Adrey has been president of Coastline Financial, a financial advisory and merchant banking entity based in Boca Raton, Florida since 1992. Prior to that, Mr. Adrey worked as an investment banker and financial advisor for 25 years in specialized public and private financings and corporate turnaround situations. Mr. Adrey is also a director of Vacation Break USA and Exothermal Technology Corporation.

       NELSON B. CALDWELL, CPA, has been President, Chief Executive Officer, Chief Financial Officer and a director since February, 1997. Mr. Caldwell has been the Secretary since May, 1995. Mr. Caldwell was Vice President -- Finance of the Company from May, 1995, to February, 1997. From June, 1989, to April, 1995, Mr. Caldwell held various positions with the accounting firm of Coopers & Lybrand, L.L.P., most recently as manager in the business assurance practice. Coopers & Lybrand, L.L.P., is the Company's independent auditor and has issued a report on the Company's financial statements included in this report.

       CALVIN DECOURSEY was Vice President -- Engineering of the Company from its inception in January, 1991, until May, 1995, and was a Director of the Company from its inception until October, 1994. Since June, 1995, he has been Vice President -- Technology of the Company.

From October, 1986, until July, 1990, Mr. DeCoursey was Hardware Manager at Voysys Corporation.

       HANS JUNKER was Vice President -- Operations from the Company's inception to December, 1996. Mr. Junker has been Vice President -- Engineering of the Company since December 1996 and was a Director of the Company from inception until October, 1994. From October, 1986, until July, 1990, Mr. Junker was Director of Hardware Engineering at Voysys Corporation. From April, 1986, to the present, Mr. Junker has served as Chairman of the Board of Directors, Secretary and Treasurer of Commercial Sign Supplies, Inc., a vendor of sign painting supplies. Mr. Junker devotes his full time to the Company and devotes a minimal amount of time to Commercial Sign Supplies, Inc.

       RANDALL PINATO has been Executive Vice President -- Sales and Marketing of the Company, and a Director since July, 1993. From July, 1992, to July, 1993, Mr. Pinato was National Sales Director for NSC. From August, 1990, until June, 1992, Mr. Pinato was Director of Sales at AT&T's UNIX Systems Laboratories; and from June, 1987, until July, 1990, Mr. Pinato was a Vice President of Sales of Voysys Corporation.

       FRANK S. VIGILANTE was a director with Network Equipment Technologies from April, 1992, to August, 1996. He has been a director of the Visiting Nurses Association of Central New Jersey since October, 1991. Mr. Vigilante has also been a director of the Arthritis Foundation of New Jersey since February, 1986, and is currently its Chairman. He was a consultant with Pyramid Technologies Corporation from April, 1987 to February, 1995. Mr. Vigilante held various positions with AT&T and, in 1985, he became a Senior Vice President. Mr. Vigilante retired from AT&T in 1987 after 30 years of service.

COMMITTEES OF THE BOARD OF DIRECTORS

       The Compensation Committee consists of Messrs. Adrey and Vigilante. This Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy matters relating to compensation and benefits of employees of the Company. The Compensation Committee also administers the Company's stock option plans.

       The Audit Committee consists of Messrs. Adrey and Vigilante. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, consider the range of audit and nonaudit fees and review the adequacy of the Company's internal accounting controls.

       The Nomination Committee consists of Messrs. Adrey and Vigilante. The Nomination Committee identifies and nominates qualified persons to be elected to the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission, by a specified date, reports regarding their ownership of Common Stock. Bruce Chatterley and Frank Vigilante each filed a late Form 3 with respect to their selection to the Board of Directors in 1996.

Item 10.  Executive Compensation

       The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during each of the last three completed fiscal years with respect to the Company's Chief Executive Officer and each of the Company's other executive officers whose annual compensation during the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

                                  Fiscal Year                                  Other Annual                     All Other
                                     Ended                                     Compen-           Options        Compen-
 Name and Principal Position      December 31,     Salary($)      Bonus($)     sation($)         (In Shares)    sation($)
 ---------------------------      ------------     ---------      --------     ------------      -----------    ---------
 Nelson B. Caldwell, Chief        1996               80,000       --           --                --             --
 Executive Officer, President,    1995               53,333       --           --                2,606          --
 Chief Financial Officer and      1994               --           --           --                --             --
 Secretary

 Hans Junker, Vice President -    1996               95,000       --           --                --             --
 Operations                       1995               91,039       --           --                6,606          --
                                  1994              112,500       --           --                --             --

 Randall Pinato, Executive        1996              123,191       --           --                --
 Vice President-Sales and         1995               94,956       --           --                6,606          54,520
 Marketing                        1994               52,500       --           --                --             --


 C. A. Burns, Chairman of the     1996              151,457       --           --                --             --
 Board, Chief Executive           1995              220,000       --           --                17,339         --
 Officer and President            1994              366,300       --           --                --             --

EMPLOYMENT AGREEMENTS

       Effective October 31, 1994, as amended October 16, 1995, the Company entered into employment agreements with Hans Junker, Vice President - Operations; Calvin DeCoursey, Vice President - Technology; and Randall Pinato, Executive Vice President - Sales and

Marketing (collectively, "the Executives"), each for an initial term of one year ending October 31, 1995 (subject to the termination provisions described below) ("Employment Agreements"). Pursuant to the employment agreements of each of Messrs. Junker, Pinato and DeCoursey, each is entitled to (i) an annual salary of $95,000, $110,000 and $95,000 respectively per year respectively;
(ii) bonus compensation based upon the growth and success of the Company's business as may be determined by the Compensation Committee of the Board of Directors; and (iii) other benefits equivalent to those provided to the Company's other officers. The Employment Agreements have been extended by mutual agreement of the parties for an additional two-year term ending October 31, 1997. The Employment Agreements may be amended only with the consent of the parties.

       The Employment Agreements are terminable by the Company for cause at any time or in the event that the Executive becomes disabled and, as a result, is unable to perform his duties in a normal manner for six consecutive months or an aggregate of eight months, whether or not consecutive, during any 12 consecutive months. If any of the Employment Agreements are terminated as a result of an Executive's death or disability, the terminated Executive will be entitled to receive an amount equal to 12 months' salary at his base rate, less disability benefits received, if any. In addition, each Executive has agreed not to solicit or interfere with or attempt to disrupt the relationship between the Company and its employees, licensors, licensees, customers or suppliers with respect to the Company's business with the Company for a period of one year after the termination of the Executive's employment.

       Each Executive has executed an inventions and secrecy agreement pursuant to which each Executive has agreed not to disclose any confidential information acquired by him in the course of, or as an incident to, his employment and has assigned to the Company all inventions made or conceived by the Executive during his employment and for one year thereafter related to the business of the Company.


STOCK OPTION PLANS

       1994 Stock Option Plan.

       The Company's 1994 Stock Option Plan (the "1994 Option Plan") was adopted by the Company's Board of Directors on September 13, 1994, and was approved by the Company's stockholders on August 17, 1995. The 1994 Option Plan provides for the issuance to employees of the Company of both incentive stock options under section 422 of the Internal Revenue Code and nonqualified stock options. Nonemployee directors and consultants of the Company are eligible to receive nonqualified stock options only. The Company has reserved 3,218 shares of authorized but unissued shares of Common Stock for issuance under the 1994 Option Plan.

       Options may be granted under the 1994 Option Plan at the sole discretion of the Company's Board of Directors or a committee appointed by the Board to administer the 1994

Option Plan. The exercise price of options granted under the 1994 Option Plan is determined by the Board, provided that with respect to incentive stock options the exercise price must be at least the fair market value of the Common Stock on the date such options are granted (110% of fair market value if granted to 10% stockholders). Options granted under the 1994 Option Plan are exercisable over such terms as the Board of Directors determines, up to a maximum of ten years from the date of grant, in the case of incentive stock options.

       As of the date of this report, there were outstanding options granted under the 1994 Option Plan to purchase up to an aggregate of 2,447 shares of Common Stock, at option exercise prices ranging from $46.65 to $76.875 per share. None of such options were issued to the Company's executive officers or directors except Mr. Caldwell, the Vice President-Finance and Secretary, who received options to purchase up to 939 shares of Common Stock at prices ranging from $46.65 to $52.65 per share. All such options are exercisable on or before January 4, 2006, and are intended to qualify as incentive stock options. The right to exercise each such option becomes vested with respect to 25% of the underlying shares on the first anniversary of the date of grant, or, in some cases the anniversary of the optionee's employment date, and with respect to the remaining 75% of shares ratably on the first day of each month thereafter for a period of 36 months.

       1995 Stock Option Plan.

       The Company's 1995 Stock Option Plan (the "1995 Option Plan") was adopted by the Company's Board of Directors on August 31, 1995, and was approved by the Company's stockholders on August 31, 1995. The 1995 Option Plan provides for the issuance to employees of the Company of both incentive stock options under Section 422 of the Internal Revenue Code and nonqualified stock options. Nonemployee directors and consultants of the Company are eligible to receive nonqualified stock options only. The Company has reserved 23,000 shares of authorized but unissued shares of Common Stock for issuance under the 1995 Option Plan.

       Options may be granted under the 1995 Option Plan at the sole discretion of the Company's Board of Directors or a committee appointed by the Board to administer the 1995 Option Plan. The exercise price of options granted under the 1995 Option Plan are determined by the Board, provided that with respect to incentive stock options the exercise price must be at least the fair market value of the Common Stock on the date such options are granted (110% of fair market value if granted to 10% stockholders and, with respect to non-qualified stock options, the Company has agreed with the Underwriter that the exercise price will be at least fair market value on the date of grant). Options granted under the 1995 Option Plan are exercisable over such terms as the Board of Directors determines, up to a maximum of ten years from the date of grant, in the case of incentive stock options.

       As of the date of this report, there were outstanding options granted under the 1995 Option Plan to purchase up to an aggregate of 9,377 shares of Common Stock, at option exercise prices ranging from $32.82 to $103.125 per share. None of such options were issued to the Company's executive officers or directors except Mr. Caldwell, the Chief Executive Officer, who received options on October 23, 1995, to purchase up to 1,667 shares of Common Stock at $71.25 per share. All such options are exercisable on or before October 12, 2006, and are intended to qualify as incentive stock options. The right to exercise each such option becomes vested with respect to 25% of the underlying shares on the first anniversary of the date of grant, or, in some cases, the anniversary of the optionee's employment date, and with respect to the remaining 75% of shares ratably on the first day of each month thereafter for a period of 36 months.

       1996 Director's Stock Option Plan

       On October 11, 1996, the Board of Directors approved the Company's 1996 Director's Stock Option Plan (the "Director's Plan"). The Director's Plan authorizes the automatic granting of nonqualified stock options to purchase an aggregate of up to 20,333 shares of Common Stock to nonemployee directors of the Company or its subsidiaries. No option may be granted after October 10, 2006. The exercise price of the options will be the closing sales price of a share on the date of grant. The Director's Plan is administered by the Board of Directors, which has authority to administer the Director's Plan in accordance with the provisions of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended. All grants of options under the Director's Plan will be automatic and nondiscretionary.

       Under the Director's Plan, each nonemployee director not previously granted a similar option will automatically be granted an option to purchase 2,000 shares on the date on which such person first becomes a director. Each nonemployee director will automatically be granted an option to purchase 333 shares on each annual anniversary of such nonemployee director's election or appointment to the Board of Directors. All option grants are subject to stockholder approval of the Director's Plan. Options granted on the date the recipient becomes a director are referred to herein as "Initial Grant Options." Options issued annually thereafter are referred to herein as "Annual Grant Options."

       Payment of the exercise price for shares purchased upon exercise of an Initial Grant Option may be made (i) by the delivery of a promissory note (a "Note Exercise"), provided that the optionee may only utilize a Note Exercise on the date of grant ("Grant Date"); (ii) by delivery to the Company of cash or a check to the order of the Company in an amount equal to the purchase price of such shares; (iii) by delivery to the Company of shares of Common Stock of the Company then owned by the optionee having a fair market value equal in amount to the purchase price of such shares; (iv) by any other means which the Board of Directors determines is consistent with the purpose of the 1996 Director's Stock Option Plan and with applicable laws and regulations; or (v) by any combination of such methods of payment. In the event that the optionee elects to exercise the Initial Grant Option by means of a Note Exercise, the option vests and becomes exercisable in its entirety on the Grant Date. If the optionee elects to pay the exercise price in a form other than a Note Exercise, an Initial Grant Option will vest and become exercisable ratably over a 36-month period from the Grant Date. Shares issued under a Note Exercise will be held in escrow until the notes have been satisfied. In addition, such shares are subject to a repurchase option exercisable by the Company if the optionee voluntarily terminates his or her relationship with the Company (the "Repurchase Option"). The Repurchase Option decreases ratably over a 36-month period from the date of exercise. Shares will be released from escrow only upon lapse of the forfeiture condition and payment of the note.

       Annual Grant Options are immediately exercisable on the date of grant under terms similar to those of the Initial Grant Option.

       Options granted under the Director's Plan will generally terminate on the fifth anniversary of the date of grant. If an optionee ceases to serve as a director for any reason, including death or disability, he or she may, but within ninety (90) days, exercise the options.

       On October 11, 1996, Bruce Chatterley, Richard Wolf and Frank Vigilante each received 2,000 and Howard Phillips received 1,000 nonplan, nonqualified options under substantially the same terms as described in the Director's Plan for Initial Grant Options. With the exception of Frank Vigilante, each recipient exercised such options pursuant to a Note Exercise.

       On August 19, 1996, Richard E. Salwen resigned as a member of the Board of Directors and forfeited 722 shares of common stock. On January 7, 1997, Howard Phillips and Richard Wolf resigned as members of the Board of Directors and forfeited 1,500 shares and 1,833 shares, respectively. On January 30, 1997, C. A. Burns resigned as Chief Executive Officer, President and Chairman and forfeited 9,873 shares of common stock. On January 31, 1997, Bruce Chatterley resigned as a member of the Board of Directors and forfeited 2,000 shares of common stock.

FOUNDER'S AND DIRECTOR'S OPTIONS

       The Company issued to certain executive officers of the Company options to purchase up to an aggregate of 37,154 shares of Common Stock (the "Founder's Options"). An additional 2,000 options were issued to the Company's non-employee directors (the "Director's Options" and, together with the Founder's Options, the "Non-Plan Options"). The Founder's Options and the Director's Options were issued outside of the 1994 Option Plan and 1995 Option Plan. Each of the recipients of the Non-Plan Options exercised such options on October 16, 1995, at an exercise price of $76.50 per share for an aggregate purchase price of $2,995,230 (the "Founder's Shares"). Such founders and directors paid for the Founder's Shares with non-recourse promissory notes, bearing interest at 8.75% per annum, secured by the Founder's Shares. The Founder's Shares are being held in escrow until the notes have been satisfied. The Founder's Shares are subject to a repurchase option exercisable by the Company if a founder or director voluntarily terminates his relationship with the Company (the "Repurchase

Option"). The Repurchase Option decreases ratably over a 36-month period. The exercise price of the Non-Plan Options were paid by the optionees by delivery to the Company of a 10-year nonrecourse promissory note (the "Non-Plan Option Note") secured by the shares issued. The option shares were placed into escrow and became subject to forfeiture in the event the optionee voluntarily leaves his employment with the Company. The forfeiture condition lapses ratably over the 36 months following exercise. Shares will be released from escrow only upon lapse of the forfeiture condition and payment of the Non-Plan Option Note. Founder's Options were issued and exercised by the following persons in the amount indicated: C. A. Burns(1), 17,339 shares; Randall Pinato, 6,606 shares; Hans Junker, 6,606 shares; and Calvin DeCoursey, 6,606 shares. Director's Options were issued and exercised by the following persons in the amount indicated: Howard W. Phillips, 1,000 shares and Richard E. Salwen: 1,000 shares. As of the date hereof, due to Messrs. Burns', Salwen's and Phillips' resignations, 11,179 shares have been forfeited and 27,974 Non-Plan Options are still outstanding.

ESCROW SHARES

       As a condition to the initial closing of a private placement in 1995, certain holders of shares of Common Stock placed 16,087 shares in escrow (the "Escrow Shares"). The holders of the Escrow Shares may continue to vote such shares; however, the Escrow Shares are not assignable or transferable and are not deemed outstanding for purposes of the Company's financial statements.

       The Escrow Shares are subject to release on the Company meeting the following conditions:

                          (i) The Company's net income in any one of the fiscal
years ending December 31, 1997 or December 31, 1998, after provision for income taxes and exclusive of any extraordinary earnings or charges to income resulting from the release of the Escrow Shares (as derived from the Company's financial statements audited by the Company's independent certified public accountants) amounts to at least $3,500,000 for the fiscal year ending December 31, 1997 or $4,500,000 for the fiscal year ending December 31, 1998;

                          (ii) The Company is sold in a private sale at a price
which, after giving effect to the release of such shares, results in the payment on the Common Stock of at least $270 per share in 1997, or $360 per share in 1998 (the "Minimum Price"), then so much of the Common Stock held in escrow as is required to provide for the sale of all shares of Common Stock at a price at least equal to the Minimum Price per share shall be released prior to the sale and sold; or



____________________

(1) Upon exercise, C. A. Burns assigned the option shares to the Marie A. Bell Separate Property Trust U/D/T Dated October 16, 1992 (the "Marie A. Bell Trust"). The Marie A. Bell Trust executed a Restricted Stock Purchase Agreement, an Escrow Agreement Founder ption Note, representing the purchase price of the options.

                          (iii) For any period of thirty (30) consecutive
trading days, the average bid price of the Common Stock on Nasdaq equals or exceeds (a) $225 during the Company's fiscal year ending December 31, 1997; or
(b) $300 during the Company's fiscal year ending December 31, 1998.

       The Company expects that the release of the Escrow Shares will be deemed compensatory and, accordingly, will result in substantial charges to earnings equal to the fair market value of the Escrow Shares as of the date on which they are released. Such charges could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the periods in which the Escrow Shares are released or are probable of being released. If none of the foregoing earnings, sale or stock goals are attained by December 31, 1998, the Escrow Shares as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company.

STOCK OPTION GRANTS

       There were no stock options granted to the Named Executive officers during 1996.

OPTION EXERCISE AND YEAR-END HOLDINGS

       The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of December 31, 1996:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities         Value of Unexercised
                                                 Underlying Unexercised       In-The-Money Options/SARs
                                                Options/SARs at FY-End(#)              at FY-End
                                                -------------------------     -------------------------
                      Shares
                     Acquired
                        on         Value
      Name           Exercise    Realized(1)   Exercisable   Unexercisable   Exercisable   Unexercisable
 --------------      --------    --------      -----------   -------------   -----------   -------------
 C. A. Burns            -0-         -0-             -0-            -0-           -0-            -0-

 Nelson B. Caldwell     -0-         -0-           1,026          1,580           -0-            -0-

 Hans Junker            -0-         -0-             -0-            -0-           -0-            -0-

 Randall Pinato         -0-         -0-             -0-            -0-           -0-            -0-

__________________

(1)      Market price at time of exercise less exercise price.

Item 11.  Security Ownership of Certain Beneficial Owners and Management


         The table below sets forth certain information as of March __, 1997 (the "Reference Date") with respect to the beneficial ownership of (i) each person who beneficially owns more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) certain named executive officers; and (iv) all officers and directors as a group. Except as otherwise indicated below, the address for each such person is: c/o Telechips Corporation, 6880 S. McCarran Boulevard, Reno, Nevada 89509.

         Name and Address of                       Amount and Nature of            Percentage
         Beneficial Owner                          Beneficial Ownership(1)         Beneficially Owned
         ----------------                          -----------------------         ------------------
         Hans Junker . . . . . . . . . . . . . .       11,954(2)                     1.1%

         Randall Pinato  . . . . . . . . . . . .       11,754(3)                     1.1%

         Richard Adrey . . . . . . . . . . . . .        3,333(4)                     *

         Frank Vigilante   . . . . . . . . . . .        2,000(5)                     *

         Nelson B. Caldwell  . . . . . . . . . .        2,628(6)                     *

         All Officers and Directors as a
         Group (six persons) . . . . . . . . . .        43,421(7)                   3.9%

---------------

*        Less than 1%.

(1) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from the date of this report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) exercisable within such period have been exercised.
         Percentage figures based on 1,094,262 shares of Common Stock outstanding on the Reference Date, and including 16,087 shares of Common Stock held in escrow pursuant to the Series B Escrow Agreement by and among the Company, American Stock Transfer Company of New York as escrow agent, and certain stockholders of the Company, dated as of October 31, 1994, as amended on October 20, 1995 (the "Escrow Agreement").

(2) Consists of (i) 2,574 shares of Common Stock; (ii) 2,574 shares of Common Stock held in escrow pursuant to the Escrow Agreement; (iii) 6,606 shares of Common Stock held in escrow pursuant to the Founder's Options; and (iv) 200 shares held by the Hans Jorgen Junker Trust, of which Mr. Junker is the trustee.

(3) Consists of (i) 2,574 shares of Common Stock; (ii) 2,574 shares of Common Stock held in escrow pursuant to the Escrow Agreement; and
         (iii) 6,606 shares of Common Stock held in escrow under the terms of the Founder's Options.

(4) Consists of 3,333 shares underlying currently exercisable options held of record by Coastline Financial Group, Inc. of which Mr. Adrey is a controlling person.

(5) Consists of an option to purchase Common Stock held in escrow pursuant to the terms of the Director's Option Agreements entered into between the Company and nonemployee directors of the Company.

(6) Consists of (i) 22 shares of Common Stock owned of record by the Zamora Family Trust, of which Mr. Caldwell is the trustee; and (ii) 2,606 shares of Common Stock reserved for issuance upon exercise of stock options.

(7) Consists of (i) 7,944 shares of Common Stock; (ii) 7,722 shares of Common Stock held in escrow pursuant to the terms of the Escrow Agreement; (iii) 21,816 shares of Common Stock held in escrow pursuant to the terms of the Directors and Founders Options; and (iv) 5,939 shares reserved for issuance upon exercise of currently exercisable options.

Item 12.  Certain Relationships and Related Transactions

         On October 3, 1996, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Coastline Financial Group, Inc. ("Coastline"). Richard Adrey is President of Coastline and a Director of the Company (though not at the time of executing the Consulting Agreement). Under the Consulting Agreement, Coastline has agreed to provide certain financial consulting, business consulting, investor relations and financial public relations services to the Company for a period of one year (unless earlier terminated). The Company has agreed to pay Coastline a cash fee of $7,500 per month and issue to Coastline an option to purchase up to 3,333 shares of Common Stock at any time from December 31, 1996 through March 31, 1999 at an exercise price of $33.75 per share. In addition, unless the Consulting Agreement is earlier terminated, the Company has agreed to issue to Coastline, on each of January 2, 1997, April 2, 1997, and June 30, 1997, options to purchase up to 3,334 shares of Common Stock at an exercise price of $33.75 per share on or before March 31, 1999. In the event Coastline is solely responsible for arranging certain financing transactions, Coastline may receive additional compensation. The Consulting Agreement may be terminated by either Coastline or the Company at the end of six months with 30 days' notice to the other party. If no such notice is received by the end of the fifth month, the Consulting Agreement will continue through the term.

         On October 11, 1996, the Company granted to Bruce Chatterley, Howard Phillips, Richard Wolf and Frank Vigilante, each a nonemployee director of the Company, options to purchase an aggregate of 7,000 shares of Common Stock at $32.786 per share (the "New Director's Options"). With the exception of the option issued to Mr. Vigilante, the New Director's Options were exercised by the optionees effective October 11, 1996, by delivery to the Company of the optionees 10-year, nonrecourse promissory notes secured by the shares issued. Due to the resignations of Messrs. Chatterley, Phillips and Wolf, an aggregate of 4,750 shares were forfeited.

         On May 4, 1995, the Company granted to C. A. Burns, Hans Junker, Calvin DeCoursey and Randall Pinato, each an executive officer of the Company, options to purchase an aggregate of 37,154 shares of Common Stock at $76.50 per share (the "Founder's Options"). The Founder's Options were exercised by the optionees effective as of October 16, 1995, by delivery to the Company of the optionee's 10-year, nonrecourse promissory note secured by the shares issued. Options to purchase an aggregate of 2,000 shares on such terms were granted to and exercised by Howard W. Phillips, a former nonemployee director of the Company, and Richard E. Salwen, a former nonemployee director of the Company, on July 17, 1995 (the "Director's Options"). The Director's Options were exercised by the optionees as of October 16, 1995, by delivery to the Company of the optionee's 10-year non-recourse promissory note secured by the shares issued.

         On April 11, 1995, the Company conducted the final closing of the sale to private investors of an aggregate of 30 units (the "1994 Units"), each 1994 Unit consisting of (i) 1,073 shares of Common Stock; and (ii) 3,334 shares of Preferred Stock (the "Private Placement"). The purchase price per 1994 Unit was $100,000. The Company received gross proceeds of $3,000,000 with respect to the sale of the 1994 Units, yielding net proceeds after the payment of fees and expenses of approximately $2,500,000. The Private Placement resulted in the Company's issuance of 32,174 shares of Common Stock and 1,500,000 shares of Preferred Stock (convertible into 32,174 shares of Common Stock).

         The Company paid to D. H. Blair in connection with the Private Placement and a 1994 note financing an aggregate of $330,000 and issued to D.
H. Blair and its designees warrants to purchase up to an aggregate of 20,270 shares of Common Stock. Howard Phillips, a director of the Company, was Director of Corporate Finance of D. H. Blair until August 1995.

         D. H. Blair acted as placement agent for both the 1994 Note financing and the Private Placement.

         With respect to each transaction between the Company and an affiliate of the Company, the Company believes that such transactions were on terms at least as favorable to the Company as they would have been had they been consummated with unrelated third parties. The Board of Directors has adopted a policy that, in the future, prior to entering into any transaction with a related party, a similar determination must be made with respect to such transaction by a majority of the Company's disinterested directors or shareholders.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed herewith:

         Exhibit
         Number          Description of Exhibit
         -------         ----------------------
         3.1             Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's
                         Registration Statement Form SB-2 (File No. 33-96664-LA) (the "Registration Statement") filed with the SEC on September 9, 1995)

         3.2             Certificate of Amendment to Articles of Incorporation of Telechips Corporation dated January 10, 1996.

         3.3             Certificate of Amendment to Articles of Incorporation of Telechips Corporation dated March 7, 1997.

         3.4             Amended Certificate of Designation Number, Powers, Preferences and Relative Participating, Optional and
                         Other Special Rights and the Qualifications, Limitations, Restrictions, and other Distinguishing
                         Characteristics of Series A Preferred Stock.

         3.5             Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other
                         Special Rights and the Qualifications, Limitations, Restrictions, and other Distinguishing Characteristics of Series B Preferred Stock.


         3.6             Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                         Report filed on form 10-QSB for quarterly period ending September 30, 1995 filed November 30 1995
                         (the "Form 10-QRB")

         4.1             Reference Exhibit 3.1.

         4.2             Form of Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the
                         Registration Statement.

      10.1       1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement).*

      10.2       1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Registration Statement).*

      10.3       1996 Director's Option Plan.*

      10.4       Employment Agreement between the Company and Randall Pinato, dated as of October 31, 1994, as amended
                 (incorporated by reference to Exhibit 10.4 of the Registration Statement).*

      10.5       Employment Agreement between the Company and Hans Junker, dated as of October 31, 1994, as amended
                 (incorporated by reference to Exhibit 10.5 of the Registration Statement).*

      10.6       Employment Agreement between the Company and Calvin DeCoursey, dated as of October 31, 1994, as amended
                 (incorporated by reference to Exhibit 10.6 of the Registration Statement).*

      10.7       Invention and Secrecy Agreement between the Company and the following persons (incorporated by reference to
                 Exhibit 10.7 of the Registration Statement):

                 Randall Pinato
                 Hans Junker
                 Nelson B. Caldwell
                 Calvin DeCoursey

      10.8       Form of Founder's Options between the Company and the following persons (incorporated by reference to Exhibit
                 10.8 of the Registration Statement):*

                 Hans Junker
                 Calvin DeCoursey
                 Randall Pinato
                 Frank S. Vigilante

      10.9       Manufacturing Agreement between the Company and AT&T (incorporated by reference to Exhibit 10.9 of the
                 Registration Statement).

      10.10      Lease dated July 17, 1996 between the Company and The Ribeiro Corporation for 5,310 square feet of the Premises at 6490 South McCarran Blvd., Reno, NV 89509.

       10.11           Lease dated August 3, 1994, between The Ribeiro Corporation and the Company for 5,586 square feet of the premises at 6880 South McCarran Blvd., Reno, Nevada 89509 (incorporated by reference to Exhibit 10.12 of the
                       Registration Statement).

       10.12           Lease dated August 3, 1994, between The Ribeiro Corporation and the Company for 2,905 square feet of the premises at 6880 South McCarran Blvd., Reno, Nevada 89509 (incorporated by reference to Exhibit 10.13 of the
                       Registration Statement).

       10.13           Microsoft OEM License Agreement for Desktop Operating Systems #7474-6052, between Microsoft Corporation and the Company, dated effective as of October 1, 1996. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended on Decembe 31, 1995 (the "Form
                       10-KSB")**

       10.14           Manufacturing Agreement between Group Technologies and the Company, dated February 26, 1996 (incorporated by reference to Exhibit 10.16 of the Form 10-KSB)**

       10.15           Consulting Agreement between the Company and Whale Securities Co., L.P. (incorporated by reference to Exhibit 10.15 of the Registration Statement.)

       10.16           Client Software License Agreement between the Company and Citrix Systems, Inc., dated December 18, 1996.**

       11.1            Computation of Earnings Per Share.

       27.1            Financial Data Schedule

*        Management contract or compensation plan or arrangement.

**       Portions of this exhibit have been redacted pursuant to a confidential treatment request.

(b)      Reports on Form 8-K

         On October 15, 1996, the Company filed a Form 8-K to report the completion of a $2.9 million private placement of 4,188 Series A 4% cumulative convertible preferred stock, face value $1,000 per share pursuant to Regulation S promulgated under the Act and the issuance of a press release relating to such financing. The date of the Form 8-K was October 2, 1996.

                         [COOPERS & LYBRAND LETTERHEAD]



                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
Telechips Corporation

We have audited the accompanying balance sheets of Telechips Corporation (a development stage company) as of December 31, 1996 and 1995, and related statements of operations, shareholders' equity and cash flows for the years then ended and for the period from inception (January 7, 1991) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telechips Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from January 7, 1991 to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not, to date, earned any significant revenues from product sales nor produced units in quantities and at a cost which will yield a gross margin adequate to cover its ongoing costs of operations. In addition, the Company has incurred significant losses from operations since inception. Furthermore, the NASDAQ has notified the Company that its stock may be delisted pending a hearing tentatively schedule for May 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.




                                        COOPERS & LYBRAND L.L.P.

Sacramento, California
April 7, 1997

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                             Years Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                         1996            1995
                                                                    ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                        $    289,993    $  2,702,701
   Accounts receivable                                                    68,673           7,339
   Inventory, net                                                        675,660         831,664
   Prepaid expenses                                                       74,299         101,814
                                                                    ------------    ------------
        Total current assets                                           1,108,625       3,643,518
                                                                    ------------    ------------

Equipment and tooling, net                                               759,491         793,321
Prepaid expenses                                                              --          44,680
Deposits and other assets                                                 33,577          34,312
Prepaid royalties                                                        281,846         285,194
                                                                    ------------    ------------
                                                                    $  2,183,539    $  4,801,025
                                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    928,377    $    437,393
   Accrued expenses                                                       33,262          18,303
   Note payable                                                           31,250              --
   Other liabilities                                                      22,407              --
                                                                    ------------    ------------
        Total current liabilities                                      1,015,296         455,696
                                                                    ------------    ------------
        Total liabilities                                              1,015,296         455,696
                                                                    ------------    ------------
Shareholders' equity:
   Series A 4% cumulative convertible preferred
     stock, par value $1.00, 3,000,000 shares
     authorized, 3,340 and 0 issued and outstanding
     at December 31, 1996 and 1995, respectively, aggregate
     liquidation preference of $3,373,000 (Note 9)                     2,047,150              --
   Common stock, par value $.01, 20,200,000 shares
     authorized, 377,990 and 257,540
     issued and outstanding at December 31, 1996 and 1995,
     respectively (Note 9)                                                 3,780           2,575
   Paid-in capital                                                    13,515,796      12,254,672
   Deficit accumulated during the development stage                  (10,973,186)     (4,862,117)
                                                                    ------------    ------------
                                                                       4,593,540       7,395,130

   Less:  Notes receivable from shareholders (Note 9)                 (3,425,297)     (3,049,801)
                                                                    ------------    ------------
        Total shareholders' equity                                     1,168,243       4,345,329
                                                                    ------------    ------------
                                                                    $  2,183,539    $  4,801,025
                                                                    ============    ============



   The accompanying notes are an integral part of these financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                       Years Ended
                                                                       December 31,               Period From
                                                                ----------------------------   January 7, 1991 to
                                                                    1996            1995       December 31, 1996
                                                                ------------    ------------    --------------
Sales revenue                                                   $    107,797    $     20,700      $    128,497
Contract revenue                                                          --              --         2,652,274
Cost of sales                                                       (131,587)        (33,783)         (165,370)
Contract research and development costs                                   --              --        (2,080,188)
Inventory allowance                                                 (763,340)             --          (763,340)
                                                                ------------    ------------      ------------
                                                                    (787,130)        (13,083)         (228,127)
Operating expenses:
  Marketing                                                        1,297,280         572,053         2,372,299
  General and administrative                                       1,527,985         730,577         2,816,733
  Research and development                                         2,206,851       1,619,788         4,786,256
  Write-down for impairment of capitalized tooling costs             300,820              --           300,820
                                                                ------------    ------------      ------------
     Loss from operations                                         (6,120,066)     (2,935,501)      (10,504,235)
                                                                ------------    ------------      ------------

Other income (expense):
  Interest income                                                     60,334          38,000           102,388
  Interest expense                                                   (51,337)       (209,757)         (290,544)
  Amortization of 1995 Bridge financing costs                             --        (280,795)         (280,795)
                                                                ------------    ------------      ------------

     Total other income (expense)                                      8,997        (452,552)         (468,951)
                                                                ------------    ------------      ------------
Net loss                                                        $ (6,111,069)   $ (3,388,053)     $(10,973,186)
                                                                ============    ============      ============
Net loss per common and common equivalent shares
 (Note 1)                                                       $     (27.65)   $     (22.15)     $     (68.89)
                                                                ============    ============      ============
Weighted average common shares                                       251,347         152,964           159,292
                                                                ============    ============      ============



   The accompanying notes are an integral part of these financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
      for the Period from January 7, 1991 (inception) to December 31, 1996


                                                  Preferred Stock                 Common Stock
                                                -----------------                --------------
                                               Series A 4%Convertible
                                             -------------------------
                                              Shares         Amount          Shares          Amount
                                             ----------   ------------    ------------    ------------
Balance at January 7, 1991 (inception)               --   $         --              --    $         --
Issuance of common stock; May 1991 at                --             --          16,087             161
$0.375 per share
Net income from inception to
  December 31, 1991                                  --             --              --              --
                                                          ------------    ------------    ------------

Balance at December 31, 1991                         --             --          16,087             161
Net income for the year
  ended December 31, 1992                            --             --              --              --
                                             ----------   ------------    ------------    ------------

Balance at December 31, 1992                         --             --          16,087             161

Issuance of common stock:
  July 1993 at $0.375 per share                      --             --           4,022              40
Net loss for the year
  ended December 31, 1993                            --             --              --              --
                                             ----------   ------------    ------------    ------------

Balance at December 31, 1993                         --             --          20,109             201
Split and conversion of common
 stock into Series B common stock
 and placement of half of the
 resulting Series B shares
 (16,087) into escrow                                --             --         (20,109)           (201)
Issuance of Series A common stock:
  October 1994, $7.455 per share                     --             --              --              --
  November 1994, $7.455 per share                    --             --              --              --
Accrual of Series A redeemable
  Preferred dividends                                --             --              --              --
Net loss for the year
  ended December 31, 1994                            --             --              --              --
                                             ----------   ------------    ------------    ------------
Balance at December 31, 1994                         --             --              --              --
Issuance of Series A common stock:
  January 1995, $7.455 per share                     --             --              --              --
  February 1995, $7.455 per share                    --             --              --              --
  April 1995, $7.455 per share                       --             --              --              --
  September 1995, $5.70 per share                    --             --              --              --
Issuance of common stock:
  October 1995 (IPO), $75.00 per share               --             --         100,000           1,000
  October 1995 (exercise of Founders'
     options for notes receivable),
     $76.50 per share (See Note 9)                   --             --          39,153             391
Accrual of Series A redeemable
 Preferred dividends                                 --             --              --              --
Conversion of convertible debt
 upon close of IPO (See Note 9)                      --             --          15,287             153
Conversion of Series A redeemable
 Preferred stock into common
 stock upon close of IPO
 (See Note 9)                                        --             --          32,173             322
Conversion of Series A and B
 common stock into common stock
 upon close of IPO (See Note 9)                      --             --          70,927             709
Accrual of interest on notes
 receivable, collateralized by
 common stock                                        --             --              --              --
Net loss for the year ended
  December 31, 1995                                  --             --              --              --
                                             ----------   ------------    ------------    ------------
Balance at December 31,1995                  $       --   $         --         257,540    $      2,575
                                             ----------   ------------    ------------    ------------

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
      for the Period from January 7, 1991 (inception) to December 31, 1996



                                                 Common Stock
                                                --------------
                                                               Series A                        Series B
                                                             ------------                    ------------      Paid-In
                                               Shares           Amount           Shares         Amount         Capital
                                             ------------    ------------    ------------    ------------    ------------
Balance at January 7, 1991 (inception)                 --    $         --              --    $         --    $         --
Issuance of common stock; May 1991 at                  --              --              --              --           5,839
$0.375 per share
Net income from inception to
  December 31, 1991                                    --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1991                           --              --              --              --           5,839
Net income for the year
  ended December 31, 1992                              --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1992                                           --              --              --           5,839
                                                       --
Issuance of common stock:
  July 1993 at $0.375 per share                        --              --              --              --           1,460
Net loss for the year
  ended December 31, 1993                              --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1993                                           --              --              --           7,299
                                                       --
Split and conversion of common
 stock into Series B common stock
 and placement of half of the
 resulting Series B shares
 (16,087) into escrow                                  --              --          16,087             161              40
Issuance of Series A common stock:
  October 1994, $7.455 per share                    9,920              99              --              --          61,792
  November 1994, $7.455 per share                   3,486              35              --              --          21,710
Accrual of Series A redeemable
  Preferred dividends                                  --              --              --              --          (9,644)
Net loss for the year
  ended December 31, 1994                              --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1994                       13,406             134          16,087             161          81,197
Issuance of Series A common stock:
  January 1995, $7.455 per share                    2,145              22              --              --          14,316
  February 1995, $7.455 per share                   4,022              40              --              --          26,844
  April 1995, $7.455 per share                     12,601             126              --              --          84,111
  September 1995, $5.70 per share                  22,666             226              --              --         105,878
Issuance of common stock:
  October 1995 (IPO), $75.00 per share                 --              --              --              --       6,253,605
  October 1995 (exercise of Founders'
     options for notes receivable),
     $76.50 per share (See Note 9)                     --              --              --              --       2,994,839
Accrual of Series A redeemable
 Preferred dividends                                   --              --              --              --        (102,075)
Conversion of convertible debt
 upon close of IPO (See Note 9)                        --              --              --              --         499,847
Conversion of Series A redeemable
 Preferred stock into common
 stock upon close of IPO
 (See Note 9)                                          --              --              --              --       2,241,539
Conversion of Series A and B
 common stock into common stock
 upon close of IPO (See Note 9)                   (54,840)           (548)        (16,087)           (161)             --
Accrual of interest on notes
 receivable, collateralized by
 common stock                                          --              --              --              --          54,571
Net loss for the year ended
  December 31, 1995                                    --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balance at December 31,1995                            --    $         --              --    $         --    $ 12,254,672
                                             ------------    ------------    ------------    ------------    ------------

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
      for the Period from January 7, 1991 (inception) to December 31, 1996


                                                                Notes
                                               Retained       Receivable        Total
                                               Earnings     Collateralized    Shareholders'
                                             (Accumulated     by Common          Equity
                                               Deficit)         Stock          (Deficit )
                                             ------------    ------------    ------------
Balance at January 7, 1991 (inception)       $         --    $         --    $         --
Issuance of common stock; May 1991 at                  --              --           6,000
$0.375 per share
Net income from inception to
  December 31, 1991                                    --              --              --
                                             ------------    ------------    ------------
Balance at December 31, 1991                           --              --           6,000
Net income for the year
  ended December 31, 1992                          33,269              --          33,269
                                             ------------    ------------    ------------
Balance at December 31, 1992                       33,269              --          39,269

Issuance of common stock:
  July 1993 at $0.375 per share                        --              --           1,500
Net loss for the year
  ended December 31, 1993                          (3,943)             --          (3,943)
                                             ------------    ------------    ------------
Balance at December 31, 1993                       29,326              --          36,826
Split and conversion of common
 stock into Series B common stock
 and placement of half of the
 resulting Series B shares
 (16,087) into escrow                                  --              --              --
Issuance of Series A common stock:
  October 1994, $7.455 per share                       --              --          61,891
  November 1994, $7.455 per share                      --              --          21,745
Accrual of Series A redeemable
  Preferred dividends                                  --              --          (9,644)
Net loss for the year
  ended December 31, 1994                      (1,503,390)             --      (1,503,390)
                                             ------------    ------------    ------------
Balance at December 31, 1994                   (1,474,064)             --      (1,392,572)
Issuance of Series A common stock:
  January 1995, $7.455 per share                       --              --          14,338
  February 1995, $7.455 per share                      --              --          26,884
  April 1995, $7.455 per share                         --              --          84,237
  September 1995, $5.70 per share                      --              --         106,104
Issuance of common stock:
  October 1995 (IPO), $75.00 per share                 --              --       6,254,605
  October 1995 (exercise of Founders'
     options for notes receivable),
     $76.50 per share (See Note 9)                     --      (2,995,230)             --
Accrual of Series A redeemable
 Preferred dividends                                   --              --        (102,075)
Conversion of convertible debt
 upon close of IPO (See Note 9)                        --              --         500,000
Conversion of Series A redeemable
 Preferred stock into common
 stock upon close of IPO
 (See Note 9)                                          --              --       2,241,861
Conversion of Series A and B
 common stock into common stock
 upon close of IPO (See Note 9)                        --              --              --
Accrual of interest on notes
 receivable, collateralized by
 common stock                                          --         (54,571)             --
Net loss for the year ended
  December 31, 1995                            (3,388,053)             --      (3,388,053)
                                             ------------    ------------    ------------
Balance at December 31,1995                  $ (4,862,117)   $ (3,049,801)   $  4,345,329
                                             ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                             TELECHIPS CORPORATION
                         (A Development Stage Company)
            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT), CONTINUED
      for the Period from January 7, 1991 (inception) to December 31, 1996


                                                       Preferred Stock                  Common Stock             Common Stock
                                                      -----------------                --------------           --------------
                                                    Series A 4% Convertible                                        Series A
                                                    -----------------------                                        --------
                                                     Shares       Amount          Shares         Amount       Shares      Amount
                                                  ------------   ------------  ------------   ------------  ----------  ----------
Balance at December 31, 1995                                --   $         --       257,540   $      2,575          --  $       --
Cancellation of common stock issued for notes
 receivable August 1996                                     --             --          (722)            (7)         --          --
Issuance of Series A 4% cumulative
 Convertible Preferred stock (See Note 9)
  August 1996, $1,000 per share                          1,511        926,149            --             --          --          --
  September 1996, $1,000 per share                       2,052      1,257,749            --             --          --          --
  October 1996, $1,000 per share                           625        383,085            --             --          --          --
Issuance of warrants to purchase
 common  stock                                              --             --            --             --          --          --
Issuance of common stock options to
 consultant in exchange for services, October
 1996, (See Note 9)                                         --             --            --             --          --          --
Issuance of common stock and warrants to
 vendor in exchange for services, October
 1996 $75 per share                                         --             --           480              5          --          --
Issuance of common stock (exercise of options
 issued under the 1996 Director's Option Plan,
 October 1996 for notes receivable) $32.8125
 per share  (See Note 9)                                    --             --         5,000             50          --          --
Conversions of Series A 4% Convertible
 Preferred stock (See Note 9)
  November 1996                                           (321)      (196,777)       24,846            248          --          --
  December 1996                                           (527)      (323,056)       90,846            909          --          --

Accrual of interest on notes receivable,
 collateralized by common stock                             --             --            --             --          --          --
Net loss for the year
  ended December 31, 1996                                   --             --            --             --          --          --
                                                  ------------   ------------  ------------   ------------  ----------  ----------
                                                         3,340   $  2,047,150       377,990   $      3,780          --  $       --
                                                  ============   ============  ============   ============  ==========  ==========

                                                                                                           Notes
                                                                                           Retained      Receivable       Total
                                                       Series B                            Earnings    Collateralized  Shareholders
                                                       --------             Paid-In      (Accumulated    by Common         Equity
                                                  Shares        Amount      Capital        Deficit)         Stock       (Deficit)
                                                 ----------  ------------ ------------   ------------   ------------   ------------
Balance at December 31, 1995                             --  $         -- $ 12,254,672   $ (4,862,117)  $ (3,049,801)  $  4,345,329
Cancellation of common stock issued for notes
 receivable August 1996                                  --            --      (59,344)            --         59,351             --
Issuance of Series A 4% cumulative
 Convertible Preferred stock (See Note 9)
  August 1996, $1,000 per share                          --            --           --             --             --        926,149
  September 1996, $1,000 per share                       --            --           --             --             --      1,257,749
  October 1996, $1,000 per share                         --            --           --             --             --        383,085
Issuance of warrants to purchase
 common  stock                                           --            --      310,000             --             --        310,000
Issuance of common stock options to
 consultant in exchange for services, October
 1996, (See Note 9)                                      --            --       21,000             --             --         21,000
Issuance of common stock and warrants to
 vendor in exchange for services, October
 1996 $75 per share                                      --            --       35,995             --             --         36,000
Issuance of common stock (exercise of options
 issued under the 1996 Director's Option Plan,
 October 1996 for notes receivable) $32.8125
 per share  (See Note 9)                                 --            --      164,013             --       (164,063)            --
Conversions of Series A 4% Convertible
 Preferred stock (See Note 9)
  November 1996                                          --            --      196,529             --             --             --
  December 1996                                          --            --      322,147             --             --             --

Accrual of interest on notes receivable,
 collateralized by common stock                          --            --      270,784             --       (270,784)            --
Net loss for the year
  ended December 31, 1996                                --            --           --     (6,111,069)            --     (6,111,069)
                                                 ----------  ------------ ------------   ------------   ------------   ------------
                                                         --  $         -- $ 13,515,796   $(10,973,186)  $ (3,425,297)  $  1,168,243
                                                 ==========  ============ ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                         Years Ended
                                                                          December 31,               Period From
                                                                  ----------------------------     January 7, 1991 to
                                                                      1996           1995          December 31, 1996
                                                                  ------------    ------------    -----------------
Cash flows from operating activities:
   Net loss                                                       $ (6,111,069)   $ (3,388,053)   $     (10,973,186)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
         Depreciation and amortization                                  56,306          18,812               86,154
         Note receivable expensed as salary                                 --          48,750               48,750
         Amortization and accretion of 1995 Bridge
           financing costs                                                  --         409,995              409,995
         Valuation allowance for inventory                             763,340              --                   --
         Write-down for impairment of tooling                          300,820              --              300,820
         Issue of common stock and options and
          warrants to purchase common stock in
          exchange for services                                         57,000              --               57,000
         Net effect of changes in:
            Accounts receivable                                        (61,334)         (7,339)             (68,673)
            Inventory                                                 (607,336)       (831,664)            (675,660)
            Prepaid expenses                                            72,195        (146,494)             (74,299)
            Deposits                                                       735          63,000              (33,577)
            Accrued interest on note receivable                             --           2,357                   --
            Prepaid royalties                                            3,348         (22,693)            (281,845)
            Accounts payable                                           553,484         256,023              990,877
            Accrued expenses                                            14,959          (8,083)              33,262
            Accrued interest on notes payable                               --         (26,258)                  --
            Other liabilities                                           22,407              --               22,407
                                                                  ------------    ------------    -----------------
                Net cash used in operating activities               (4,935,145)     (3,631,647)         (10,157,975)
                                                                  ------------    ------------    -----------------
Cash flows from investing activities:
   Issuance of note receivable                                              --              --              (48,750)
   Purchase of equipment and tooling                                  (323,296)       (732,252)          (1,140,466)
                                                                  ------------    ------------    -----------------
                Net cash used in investing activities                 (323,296)       (732,252)          (1,189,216)
                                                                  ------------    ------------    -----------------
Cash flows from financing activities:
   Proceeds from line of credit                                        354,289              --              354,289
   Loan proceeds                                                            --       1,290,005            2,340,005
   Proceeds from issuance of common stock                                   --       6,486,168            6,571,304
   Proceeds from issuance of preferred stock (net)                   2,876,983       1,339,135            5,118,844
   Repayment of line of credit                                        (354,289)             --             (354,289)
   Repayment of notes payable                                          (31,250)     (2,250,000)          (2,281,250)
   Payment of accrued Series A Preferred dividends                          --        (111,719)            (111,719)
                                                                  ------------    ------------    -----------------
                Net cash provided by financing activities            2,845,733       6,753,589           11,637,184
                                                                  ------------    ------------    -----------------
Net (decrease) increase in cash and cash equivalents                (2,412,708)      2,389,690              289,993

Cash and cash equivalents at beginning of period                     2,702,701         313,011                   --
                                                                  ------------    ------------    -----------------
Cash and cash equivalents at end of period                        $    289,993    $  2,702,701    $         289,993
                                                                  ============    ============    =================
Supplemental disclosure of cash flow information:
  Interest paid during the year                                   $     51,337    $    209,757    $         290,544
                                                                  ============    ============    =================


   The accompanying notes are an integral part of these financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies:

             Nature of Business, Customer and Product Concentration

         Telechips Corporation, a development stage company (Company), was incorporated in Nevada on January 7, 1991, and began operations May 22, 1991. The Company designs and manufactures network client and interactive computer/telephony devices and related peripheral devices, and develops software applications. Currently, the Company has a small number of customers and is marketing only one product line.

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

                            Cash and Cash Equivalents

         For purposes of reporting cash flows, the Company considers all temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1996, the Company had deposits with two financial institutions totalling $297,149, which exceeded Federal Deposit Insurance Corporation insurable limit of $100,000. To date, the Company has not incurred any losses on these deposits.

         Also, the Company invests excess cash in U.S. Treasury Bills, maturing within 90 days from the date of purchase, which are backed by the full faith and credit of the U.S. Government. In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies these securities as available-for-sale and carries these investments at fair value based on market quotes which approximate amortized costs. The Company had approximately $0 and $2,000,000 invested in U.S. Treasury Bills at December 31, 1996 and 1995, respectively.

                                    Inventory

         Inventory consists primarily of parts and components (raw materials) and is stated at the lower of cost (average cost) or market. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

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

         Tooling is amortized over the shorter of the useful life of the tooling using the straight-line method or over the related product life-cycle using a units of production method.

                               Revenue Recognition

         Sales revenues are recognized at the time of shipment of product or performance of services. Contract revenues are recognized on the percentage-of-completion method. Research and development costs related to contracts are charged to contract research and development costs when incurred. Payments received in advance are deferred and not recognized as revenue until the services are performed.

                         Research and Development Costs

         Research and development costs not related to contracts are charged to operations as incurred.

                                Prepaid Royalties

         Prepaid royalties are expensed at a per-unit rate as sales of telephone equipment are recognized.

                                   Income Tax

         The state of Nevada imposes no corporate income tax. Prior to November 1994, the Company maintained Subchapter S status for Federal tax purposes. The income or loss of the Company was included in the tax returns of the individual shareholders. Subsequent to the Company obtaining equity financing in 1994, the Company converted to a C corporation. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109) which requires the liability method of accounting for income taxes. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not to occur prior to their expiration.

                            Net Loss Per Common Share

         Net loss per common share and common equivalent share is computed by dividing net loss, after increasing the net loss by the discount on issuance of Series A 4% cumulative convertible preferred stock, by the weighted average number of common and common equivalent shares outstanding during each period. The discount on the Series A Preferred Stock amounted to $837,500 for 1996. Primary and fully diluted earnings per share are the same for the years ended December 31, 1996 and 1995.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


1.       Summary of Significant Accounting Policies, continued:

                                  SFAS No. 121

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) in 1996, the Company recognized an impairment loss of $300,820 related to capitalized tooling costs.

         SFAS No. 121 stipulates that an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at a rate commensurate with the risks involved.

                                  SFAS No. 123

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), in 1996. Under the provisions of SFAS No. 123, companies can elect to account for stock-based employee compensation using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to continue to use the intrinsic value method to account for stock-based compensation. SFAS No. 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (See Note 9).

                                  SFAS No. 128

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 simplifies the computation, presentation, and disclosure requirements for earnings per share (EPS). The statement requires presentation of basic and diluted EPS by all publically traded entities having complex capital structures. SFAS No. 128 excludes dilution from basic EPS and reflects potential dilution in diluted EPS.

         The Company will adopt SFAS No. 128 for 1997. The Company is currently determining the impact of the adoption of SFAS No. 128 on its disclosures in its financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


2.       Going Concern:

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not, to date, recognized any significant revenues from product sales nor produced units in quantities which will yield a gross margin adequate to cover product and operations costs. In addition, the Company has incurred significant losses from operations since inception. Furthermore, the Nasdaq has notified the Company that its stock will be delisted pending a hearing tentatively scheduled for May, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

         The Company is in the process of consummating various agreements related to product sales and joint product development work. Based on quotes from manufacturers under contract agreements with the Company, the Company is seeking to produce commercial units at a cost that will yield a gross margin, which combined with anticipated product sales, will adequately cover cost of product and operations and produce positive cash flow. The Company is also pursuing several potential financing opportunities. However, there can be no assurance that the Company's marketing, production and financing efforts will be successful.

         The Company has been granted an oral hearing on the delisting decision, and is seeking to take corrective action to meet the minimum Nasdaq eligibility requirements before the date of the hearing. There can be no assurance that the Company's efforts to attain the minimum Nasdaq eligibility requirements will be successful.

3.       Inventory:

         Inventory consists of the following:


                                                            December, 31
                                                    ----------------------------
                                                        1996            1995
                                                    ------------    ------------
Raw materials                                       $  1,028,564    $    688,802
Work-in-process                                           97,986         118,333
Finished goods                                           312,450          24,529
                                                    ------------    ------------
                                                       1,439,000         831,664
Less valuation allowance                                 763,340              --
                                                    ------------    ------------
Inventory, net                                      $    675,660    $    831,664
                                                    ============    ============

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


4.       Equipment and Tooling:

         Equipment and tooling consists of the following:


                                                            December, 31
                                                      -------------------------
                                                         1996          1995
                                                      -----------   -----------
Tooling                                               $   473,707   $   659,506
Computer and other equipment                              264,042        81,105
Furniture and fixtures                                     61,352        44,086
Leasehold improvements                                     42,326        38,472
                                                      -----------   -----------
                                                          841,427       823,169
Less accumulated depreciation and amortization             81,936        29,848
                                                      -----------   -----------
Equipment and tooling, net                            $   759,491   $   793,321
                                                      ===========   ===========

5.       Notes Receivable:

         During 1994, the Company loaned to a shareholder an aggregate amount of $48,750. The note bears interest at an annual rate of 7% and was due November, 1996. The note, including accrued interest of $5,770, was canceled and charged to salary expense in December, 1995.

6.       Notes Payable:

         During April, 1996, the Company issued an uncollateralized note payable
         (Note) to a vendor for $62,500, with an interest rate of 9% payable monthly and principal due November, 1996. During October, 1996, the Company paid $31,250 of the Note and extended the existing terms on the remaining $31,250 until May, 1997.

         On February 7, 1997, the Company issued a note payable for $300,000. The note was discounted yielding net proceeds to the Company of $250,000. The note bears a stated annual interest rate of 1% (effective annualized rate of 252.91% after taking into account the discount including issuance of common stock) and is payable upon the earlier of 180 days from date of issuance or upon the closing of a significant equity, quasi-equity or debt financing by the Company. In addition, the Company agreed to issue to the lender 75,000 shares of common stock upon maturity valued at $51,600. The note was paid and shares issued April 2, 1997 (see Note 9).

         On March 10, 1997, the Company issued a note payable for $700,000. The note was discounted yielding net proceeds to the Company of $500,000. The note bears an annual interest rate of 1% (effective annualized rate of 634.78% after taking into account the discount) and is payable upon the closing of a financing transaction. Upon closing of the transaction, the note will be canceled and the proceeds along with accrued interest will be deposited into escrow to be used to purchase securities in the financing transaction. On April 2, 1997, the note was canceled and was converted to Series B 4% cumulative convertible preferred stock (see Note 9).

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


7.       Line of Credit:

         During November, 1995, the Company obtained a revolving line of credit from a commercial bank for $1,200,000, collateralized by cash and cash equivalents valued at 105% of outstanding draws. Interest is payable monthly at the three-month U.S. Treasury Bill rate plus 3% (8.19% at December 31, 1996). Principal is due at maturity. The line of credit expires December 15, 1997. At December 31, 1996 and 1995, there were no outstanding draws.

8.       1995 Bridge Financing:

         On September 1, 1995, the Company completed the sale to private investors of 17 units (the Units), each unit consisting of (1) an unsecured, nonnegotiable promissory note of the Company in the principal amount of $100,000, bearing interest initially at the rate of 8% per annum, increasing to 12% per annum, payable semiannually, in arrears, with the principal and any accrued interest and unpaid interest due on the earlier of the consummation of an IPO or July 31, 1996; and (2) 1,333 shares of Series A common stock (the 1995 Bridge Shares). The purchase price per unit was $100,000. The Company received gross proceeds of $1,700,000 from the sale of such units. After the payment of $170,000 in placement fees to the placement agent and other offering expenses of approximately $134,000, the Company received net proceeds of approximately $1,396,000 of the total proceeds of $1,700,000. The fair market value of the 1995 Bridge Shares ($129,200) was allocated to Series A Common Stock and paid-in capital in the amounts of $226 and $128,974, respectively, and $1,570,800 of the total proceeds was allocated to debt. Aggregate financing costs of $303,891 was allocated between unamortized 1995 Bridge financing costs and paid-in capital in the amounts of $280,795 and $23,096, respectively. The notes including accrued interest of $18,630 were repaid upon completion of the IPO (Note 9). Unamortized 1995 Bridge financing costs were expensed and additional Bridge interest of $129,200 was accreted and expensed.

9.       Preferred Stock and Shareholder's Equity:

                        Initial Public Offering of Stock

         On October 20, 1995, the Company completed the public sale (IPO) of 100,000 shares of common stock at a price of $75.00 per share and 115,000 (100,000 offered plus 15,000 overallotment) redeemable warrants to purchase common stock at a price of $1.50 per warrant, which warrant entitles the owner to purchase one share of common stock at an exercise price of $75.00 (Redeemable Warrants). The warrants expire October, 2000 and are redeemable by the Company, with the consent of the underwriter, upon 30 days' notice at any time commencing October 16, 1996, at a price of $1.50 per warrant, provided that the closing bid quotation of the common stock of the Company has been $112.50 for 30 days prior to giving notice.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


9.       Preferred Stock and Shareholder's Equity, continued:

         The IPO yielded total proceeds of $7,672,500 and net proceeds of approximately $6,255,000 after deducting the underwriter's discount of $767,250, and underwriter's fees, legal and other financing costs aggregating approximately $650,250. In addition, the Company sold to the Underwriter for an aggregate of $150, warrants (Underwriter's Warrants) to purchase up to 10,000 shares of common stock at an exercise price of $115.50 per share and/or up to 10,000 warrants (each exercisable to purchase one share of common stock at a price of $115.50 per share) at an exercise price of $2.31 per warrant. The Underwriter's Warrants are exercisable over a four-year period beginning October 16, 1996.

         The Company also granted to the Underwriter an overallotment option, expiring November 30, 1995, to purchase up to 15,000 additional shares of common stock and/or 15,000 additional warrants at $75.00 and $1.50, respectively, less underwriting discounts and commissions. The warrant overallotment was exercised at the close of the IPO.

                          Exercise of Founder's Options

         Also upon closing of the IPO, members of the Company's senior management team exercised options to purchase 39,153 additional shares of common stock (Founders' Options) at a price of $76.50 per share for a total consideration of $2,995,230. The shares were purchased with nonrecourse notes collateralized by the stock. The notes bear interest at 8.75%, have no maturity date and can be satisfied by cash, stock or similarly valued property. The shares were placed in escrow, subject to a right of repurchase by the Company. The Company's repurchase right lapses ratably over 36 months beginning on the date of the option exercise. The repurchase rights are triggered only if the employee voluntarily leaves the Company. Repurchase price will be equal to the original exercise price. Interest associated with unpaid notes on those shares repurchased will be canceled. The shares are released from escrow upon lapse of the repurchase rights and payment of the related portion of the notes. During 1996, 722 Founder's Options shares valued at $55,248 and related accrued note interest of $4,103 were canceled and removed from paid-in capital and notes receivable from shareholders, respectively. Subsequent to December 31, 1996, 10,457 Founder's Options shares valued at $799,920 and related accrued note interest of $90,457 were canceled and removed from paid-in capital and notes receivable from shareholders, respectively.

                        1995 Changes to Certain Existing
                       Agreements and Reverse Stock Split

         During August, 1995, the Company initiated changes, requiring shareholder vote, to certain existing agreements as follows: (1) amendment to the Articles of Incorporation (Articles) to allow for voluntary conversion of Series A redeemable Preferred Stock into shares of Series A Common Stock at a conversion ratio of 1.25 per Series A Common share; (2) election to convert the Series A redeemable Preferred Stock into shares of Series A Common stock, as described in item (1), upon the completion of an IPO (Conversion); (3) amendment to the terms of the Series B Common stock escrow agreement, in addition to existing release provisions, to allow for release upon

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


9.       Preferred Stock and Shareholder's Equity, continued:

         attainment of certain stock market price goals following an IPO; (4) consent to a reverse split of the Company's Series A and Series B Common Stock at a ratio of 1 to 2.486536 (effective August 21, 1995); and (5) amendment to the Articles of Incorporation to allow for Series A Common Stock (into which all other outstanding [and Series B escrow] shares would be converted) to be redesignated as common stock upon completion of an IPO. As of the date of the IPO, all items received the required favorable votes.

         Upon the closing of the IPO, all of the outstanding Series A and B Common Stock and the Series A redeemable Preferred stock were converted into 103,100 shares of common stock. The Series B escrow shares were also converted into common stock upon the closing. In addition, $500,000 in convertible debt was converted into 15,287 shares of common stock. Such conversions have been presented in the balance sheet, and earnings per share computation.

                   Private Placement of Series A 4% Cumulative
                          Convertible Preferred Stock

         On October 2, 1996, the Company completed a private placement of 4,188 shares of Series A 4% cumulative convertible preferred stock (Preferred Stock) with a face value of $1,000 per share. The Preferred Stock was sold at a discount of 20% of face value and after paying underwriting discounts, expenses and other related fees of approximately $470,000 the Company received aggregate net proceeds of approximately $2,880,000. In addition, the Company granted to the underwriter warrants to purchase up to 26,667 shares of common stock at $33.75 per share, exercisable at anytime until August, 2001. The warrants, valued at $310,000, were recorded as a reduction in Preferred Stock (offering costs) and an increase in paid-in capital. Upon occurrence of certain events, the exercise price of the warrants may be adjusted downward. Upon completion of the private placement of Series B 4% cumulative convertible preferred stock on April 2, 1997, these warrants were canceled.

         The Preferred Stock is convertible anytime beginning November 11, 1996 until August 31, 1998 using a formula (Conversion Formula) multiplying each Preferred share by 1,000 and dividing the result by the lower of either the fair market value at the time of conversion or $45.00. The Preferred Stock will automatically convert, if conversion has not previously been effected, on August 31, 1998 or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to March 30, 1997. The 4% dividend is payable semiannually in cash or shares of common stock converted using the Conversion Formula described above.
         Preferred dividends in arrears at December 31, 1996 approximate $33,000. The Preferred Stock is nonvoting and has a liquidation preference over all common shares and shall be entitled to payment of $1,000 per share plus dividends that have accrued.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


9.       Preferred Stock and Shareholder's Equity, continued:

         As of December 31, 1996, 848 shares of Preferred Stock were converted into 114,834 shares of common stock. In addition, 858 shares of common stock were issued in payment of dividends on the converted Preferred Stock. Subsequent to December 31, 1996, an additional 2,155 shares of Preferred Stock were converted into 703,846 shares of common stock. In addition, 8,444 shares of common stock were issued in payment of dividends on the converted Preferred Stock.

                         Nonemployee Director's Options

         During October, 1996, the Board of Directors approved the Company's 1996 Director's Stock Option Plan (Director's Plan). The Director's Plan authorizes the automatic granting of nonqualified stock options to purchase an aggregate of up to 20,333 shares of common stock to nonemployee directors of the Company. The exercise price of the options will be fair market value on the date of grant. Each nonemployee director will receive an option to purchase 2,000 shares (Initial Grant Option) on the date such person first becomes a director. These shares may be exercised either, (1), over a five-year period by cash, stocks, or similarly valued property, with the options vesting ratably over a 36-month period from the date of grant; or, (2), immediately by delivery of promissory notes to the same provisions described below for Director's Options. In addition, each nonemployee director will receive an automatic grant of an option to purchase 333 shares (Annual Grant Options) on each annual anniversary of the date that such person first becomes a director. Annual Grant Options are immediately exercisable on the date of grant under terms similar to those of the Initial Grant Option. Both Annual and Initial Grant Options expire five years from the date of grant. During October, 1996, 7,000 options to purchase shares of common stock were granted to nonemployee directors.

         During October, 1996, nonemployee members of the Board of Directors exercised options (Director's Options) to purchase 5,000 shares of common stock at a price of $32.8125 per share for a total consideration of $164,063. The shares were purchased with nonrecourse notes collateralized by the stock. The notes bear interest at 8.25%, have a maturity date of ten years from the date of exercise and can be satisfied by cash, stock or similarly valued property. The shares were placed in escrow, subject to a right of repurchase by the Company. The Company's repurchase right lapses ratably over 36 months beginning on the date of the option exercise. The repurchase rights are triggered only if the Director voluntarily leaves the Board. The repurchase price will be equal to the original exercise price. Interest associated with unpaid notes on those shares repurchased will be canceled. The shares are released from escrow upon lapse of the repurchase rights and payment of the related portion of the notes. Subsequent to December 31, 1996, 4,750 Director's Options valued at $155,859 and related accrued interest of $15,853 were canceled and removed from paid-in capital and notes receivable from shareholders, respectively.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


9.       Preferred Stock and Shareholder's Equity, continued:

                              Consulting Agreements

         During October, 1996, the Company entered into an agreement with an outside consultant to provide certain financial, business, investor relations and public relations consulting services to the Company for a period of one (1) year. In exchange for services, the Company has agreed to pay the consultant $7,500 per month and to issue the consultant options to purchase up to 3,333 shares of common stock at any time beginning January 1, 1997 through March 31, 1999, at an exercise price of $33.75 per share. In addition, unless the consulting agreement is earlier terminated, the Company has agreed to issue additional options on each of January 2, 1997, April 2, 1997 and June 30, 1997 to purchase 3,333 shares of common stock at an exercise price of $33.75 per share.

         In addition, if the consultant is solely responsible for arranging certain financing transactions, they may receive additional compensation.

         During January, 1997, the Company entered into an agreement with an outside consultant to provide certain international financial public relations to the Company for a period of six (6) months. In exchange for services, the Company has agreed to pay the consultant an initial sum of $12,500 representing the first month's fee and a nonrefundable deposit toward expenses. Thereafter the Company will pay a minimum of $6,250 per month based on a certain number of minimum hours of work with additional hours beyond the minimum to be charged incrementally. As of the date of this report, the Company has paid the consultant 3,101 shares of common stock valued at $12,500 and $8,720 in cash.

                        1994 and 1995 Stock Option Plans

         In July, 1994, the Company adopted a Stock Option Plan (Plan) that provides for a maximum of 3,217 shares of the Company's authorized but unissued common stock, par value $.01 per share, to be available for grant as Non-Statutory and/or Incentive Stock Options. In August, 1995, the Company adopted the 1995 Stock Option Plan that provides for a maximum of 23,000 shares of the Company's authorized but unissued common stock par value of $.01 per share to be available for grant as non-statutory and an incentive stock option with substantially identical terms to the 1994 Stock Option Plan.

         NON-STATUTORY OPTIONS: Non-Statutory Options may be granted to persons who are employees, officers or directors of, or consultants or advisors to the Company, at an exercise price determined by the Board of Directors at the date of grant. The exercise and expiration period shall be set forth in the applicable option agreement. No shares have been granted under this portion of the Plan.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


9.       Preferred Stock and Shareholder's Equity, continued:

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

         At December 31, 1996, there were 12,722 options outstanding and 4,832 exercisable as follows:

                                                                           Exercise
         Date of Grant              Granted          Exercisable             Price              Expiration Date
         -------------              -------          -----------          -----------           ---------------
         May, 1995                    2,695                1,579               $46.65                 May, 2005
         July, 1995                     523                   57               $52.65                July, 2005
         October, 1995                4,311                2,140               $71.25             October, 2005
         November, 1995               1,547                  222               $78.75            November, 2005
         January, 1996                  983                  285              $76.875             January, 2006
         February, 1996               5,527                  549             $103.125            February, 2006
         April, 1996                    447                   --               $75.00               April, 2006
         June, 1996                   5,563                   --               $86.25                June, 2006
         October, 1996                2,400                   --              $32.813             October, 2006
                                   --------             --------
                                     23,996

         Canceled                  (11,274)

             Total                   12,722                4,832
                                     =======                =====


         The weighted-average exercise price of options outstanding at December 31, 1996 and 1995 amounted to $67.75 and $64.24, respectively, and the weighted-average exercise price of options exercisable at December 31, 1996 amounted to $67.29. The weighted-average contractual life of the options outstanding at December 31, 1996 is 9.8 years.

         During January, 1997, an additional 900 shares were canceled.

                            Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the compensation cost of stock options is measured using an intrinsic value method whereby the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock represents compensation costs. Using this method, the

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


9.       Preferred Stock and Shareholder's Equity, continued:

         Company recognized no stock-based compensation costs for 1996 and 1995. Had compensation cost for the Company's stock-based compensation plan been determined using a fair-value of the options at the grant date, as proscribed by SFAS No. 123, the Company's net loss and loss per share would be as follows:


                                             1996                    1995
                                             ----                    ----
Net loss - as reported                 $6,111,069              $3,388,053
                                       ==========              ==========
Net loss - pro forma                   $6,311,951              $3,515,025
                                       ==========              ==========
Loss per share - as reported             $(27.65)                $(22.15)
                                         ========                ========
Loss per share - pro forma               $(28.44)                $(22.98)
                                         ========                ========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate equal to the yield on U.S. Treasury Bonds at the date of grant (5.32% - 6.55%); expected life of 4 years; expected volatility of 43.86%; and no expected dividends. The weighted-average fair value on the date of grant for options granted during 1996 and 1995 was $25.35 and $26.70 per option, respectively.

                                 Other Warrants

         As part of payment arrangements for various underwriting and other agreements, the Company has issued and currently has outstanding warrants to purchase common stock as follows:


                            Number of Common Shares to
Date of Issuance          be Issued upon Warrant Exercise           Exercise Price                Expiration Date
----------------          -------------------------------           --------------                ---------------
August, 1994                                4,183                         $37.35                     August, 1999
August, 1994                                1,341                         $46.65                     August, 1999
October, 1994                               5,952                         $46.65                    October, 1999
November, 1994                              2,091                         $46.65                   November, 1999
January, 1995                               1,287                         $46.65                    January, 2000
February, 1995                              2,413                         $46.65                   February, 2000
April, 1995                                 7,561                         $46.65                      April, 2000
October, 1995                                 400                         $45.00                  September, 2000
                                           -----
                                           25,228
                                           ======

         Certain warrant agreements contain anti-dilutive provisions which, as of December 31, 1996 and the date of the report, would result in an estimated equivalent of 10,000 and 90,000, respectively, additional shares being issued for the same aggregate consideration.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


9.       Preferred Stock and Shareholder's Equity, continued:

                    Increase in Number of Authorized Shares,
                            1997 Reverse Stock Split

         During December, 1996, the shareholders approved an increase in the number of authorized shares from 10,200,000 to 20,200,000.

         On March 7, 1997, the shareholders approved a 1-for-15 reverse split, retaining the post-split authorized common shares at 20,200,000. Prior to the reverse split on March 7, 1997, there were 16,172,625 shares outstanding and post split, the number of shares outstanding was 1,078,175. The financial statements and accompanying footnotes reflect the effects of the reverse split for all periods presented.

                   Private Placement of Series B 4% Cumulative
                          Convertible Preferred Stock

         On April 2, 1997, the Company completed a private placement of 1,906 shares of Series B 4% cumulative convertible preferred stock (Series B Preferred Stock) with a face value of $1,000 per share. Of the Series B Preferred Stock, 1,031 shares were sold at a discount of 20% of the face value after paying underwriting discounts, expenses and other related fees of approximately $172,250, the Company received aggregate net proceeds of $652,750. Also, as described in Note 6, the Company converted a $700,000 note payable into 875 shares of Series B Preferred Stock. In addition, the Company granted the underwriter 7,500 shares of common stock valued at approximately $51,000 and warrants to purchase 150,000 shares of common stock at approximately $.70 per share valued at approximately $105,000. The common stock and warrants, an aggregate value of $156,000, were recorded as a reduction of Series B Preferred Stock (offering costs) and an increase in paid-in capital. Upon occurrence of certain events, the exercise price of the warrants may be adjusted downward. The Series B Preferred Stock is convertible anytime beginning May 17, 1997, until March 31, 1999, using a formula (Series B Conversion Formula) multiplying each Series B Preferred share by 1,000 and dividing the result by the lower of either 110% of the fair market value at April 2, 1997, or the fair market value at the time of conversion. The Series B Preferred Stock will automatically convert, if conversion has not previously been effected, on March 31, 1999, or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to September 29, 1997. The 4% dividend is payable semiannually in cash or shares of common stock converted using the Series B Conversion Formula described above. The Preferred Stock is nonvoting and has a liquidation preference over all common shares is subordinate to the liquidation preference of the Series A Preferred Stock and shall be entitled to payment of $1,000 per share plus dividends that have accrued. A portion of the net proceeds was used to pay off the $300,000 February 7, 1997, as described in Note 6.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


10.      Software License Agreement:

         In March, 1994, the Company entered into an agreement with Microsoft Corporation to license Microsoft's software to be used in the graphic display telephone equipment. Microsoft is the sole source supplier of this software. The agreement provides for royalty payments based on $35 per unit, to be paid upon sale of the equipment. During March and September, 1994, the Company prepaid $250,000 and $12,500 in royalties, respectively. Beginning September 1, 1996, the Company is committed to make minimum royalty payments based on an average of 600 units per month. If the average is below the 600 units, the per-unit royalty shall increase 20% to $42.00 per unit until such time that the volume exceeds the minimum for three consecutive months. In the event the Company fails to accrue any royalties prior to the expiration of the agreement, the Company may be charged a $10,000 administrative fee. The agreement as amended October 1, 1996, expires December 31, 1997.

11.      Operating Lease:

         The Company leases its office space under an operating lease. In June, 1995, the Company moved to a new and larger office. The five-year lease expires June, 2000. The Company also leases space for assembly and testing purposes under an additional operating lease. The one-year lease expires November, 1997. Rental expenses for the years ended December 31, 1996 and 1995, were $178,761 and $97,787, respectively.

         Minimum annual rental payments consist of the following:


         Year Ending December 31:
         ------------------------
                  1997                                      244,591
                  1998                                      163,250
                  1999                                      169,770
                  2000                                       79,206
                    Thereafter                                   --
                                                           --------
                       Total                               $656,817
                                                           ========

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


12.      Income Taxes:

         The income tax effect of temporary timing differences between financial and income tax reporting that give rise to deferred income tax assets and liabilities at December 31, 1996 and 1995, under the provisions of SFAS No. 109, are as follows:

                                                       1996            1995
                                                   ------------    ------------
Net operating loss carryforwards                   $  2,510,427    $    850,776
Capitalized research and experimentation costs          616,216         644,642
Research and experimentation credits                    111,794         127,036
Inventory reserve                                       259,536              --
Other                                                   159,367         (13,038)
                                                   ------------    ------------
                                                      3,657,340       1,609,416
                                                   ------------    ------------
Less valuation allowance                             (3,657,340)     (1,609,416)
                                                   ------------    ------------
Net deferred                                       $         --    $         --
                                                   ============    ============

         As a result of providing a valuation allowance equal to the deferred tax asset, there is no tax provision.

         At December 31, 1996, the Company had approximately $7,384,000 in net operating loss carryforwards and $111,800 in research and experimentation credit carryforwards for federal tax purposes, which expire from 2009 to 2012, respectively.

         Under definitions in the Internal Revenue Code, a change of ownership occurred during 1996. Utilization of net operating loss (NOL) carryforwards existing at the date of the ownership change (as defined) are limited. Any unused portion of the amount available may be carried forward and utilized in subsequent years. Use of NOL's generated after the ownership change are not limited.

13.      Related Party Transactions:

         Included in sales and marketing expenses at December 31, 1996, are payments to a consultant related to a member of senior management of the Company in the amount of $41,000.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS, Continued


14.      Commitments:

         On December 18, 1996, the Company and vendor entered into a software license agreement (the "Agreement") whereby the vendor has granted the Company the right to embed certain protocol softwarein the Telechips Access line of products. The Company is obligated to make certain minimum royalty payments and license fees under the Agreement. The Company paid $10,000 upon execution of the Agreement. Nonrefundable minimum royalty payments for the first twelve months amount to $50,000. The initial term of the Agreement will expire on December 18, 1998, and shall renew automatically each year for a one-year term, unless terminated.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1997.

                                          TELECHIPS CORPORATION


                                          By:  /s/Nelson B. Caldwell
                                               --------------------------------
                                               Nelson B. Caldwell,
                                               Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                  Date
---------                          -----                                  ----

/s/ Richard Adrey                  Director                               April 15, 1997
-------------------------------
Richard Adrey


/s/ Nelson B. Caldwell             President, Chief Executive             April 15, 1997
-------------------------------    Officer, Chief Financial Officer
Nelson B. Caldwell                 and Secretary
                                   (Principal Executive Officer,
                                   Principal Financial and Accounting
                                   Officer)


/s/ Randall Pinato                 Executive Vice-President - Sales and   April 15, 1997
-------------------------------    Marketing and Director
Randall Pinato


/s/ Frank S. Vigilante             Director                               April 15, 1997
-------------------------------
Frank S. Vigilante