Form 10QSB
period 1997-03-31
TELECHIPS CORP
filed 1997-05-21
CIK 873979

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 For the quarterly period ended March 31, 1997.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the
-----    transition period from _____ to _____.

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
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X     No
                                                                  ----      ----

The number of shares of Common Stock outstanding as of March 31, 1997:
1,176,763.

Transitional Small Business Disclosure Format (check one):
Yes       ;  No   X
    -----       -----

PART I.  Financial Information

     1.  Interim Financial Statements

           Condensed Balance Sheets -
             March 31, 1997 (unaudited) and December 31, 1996................1

           Condensed Statements of Operations -
             Three months ended March 31, 1997 (unaudited) and 1996 .........2

           Condensed Statements of Cash Flows -
             Three months ended March 31, 1997 (unaudited) and 1996..........3

           Notes to Condensed Financial Statements ..........................4

     2.  Management's Discussion and Analysis ..............................12

PART II.  Other Information

SIGNATURES .................................................................18

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   ----------


                                                                                     March 31,          December 31,
                                                                                       1997                 1996
                                                                                   ------------         ------------
                                                                                   (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                       $     36,030         $    289,993
   Accounts receivable                                                                   48,151               68,673
   Inventory, net                                                                       128,164              675,660
   Prepaid expenses                                                                      17,563               74,299
                                                                                   ------------         ------------

        Total current assets                                                            229,908            1,108,625
                                                                                   ------------         ------------

Equipment and tooling, net                                                              101,154              759,491
Prepaid expenses                                                                             --                   --
Deposits and other assets                                                                43,325               33,577
Unamortized discount on notes payable                                                    18,485                   --
Deferred private placement costs                                                         22,992                   --
Prepaid royalties                                                                            --              281,846
                                                                                   ------------         ------------

                                                                                   $    415,864         $  2,183,539
                                                                                   ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $    858,360         $    928,377
   Accrued expenses                                                                      76,947               33,262
   Accrued interest on notes payable                                                     49,724                   --
   Notes payable                                                                        379,401               31,250
   Other liabilities                                                                     17,368               22,407
                                                                                   ------------         ------------

        Total current liabilities                                                     1,381,800            1,015,296
                                                                                   ------------         ------------

   Convertible debt (Note 7)                                                            700,000                   --

Shareholders' equity:
   Series A 4% cumulative convertible preferred stock, par value $1.00,
     3,000,000 shares authorized, 1,185 and 3,340 issued and outstanding at
     March 31, 1997 and December 31, 1996, respectively, aggregate
     liquidation preference of $1,206,500 (Note 8)                                      726,418            2,047,150
   Common stock, par value $.01, 20,200,000 shares authorized, 1,160,676 and 377,990 issued and outstanding at March 31, 1997 and December 31,
     1996, respectively (Note 8)                                                         11,607                3,780
   Paid-in capital                                                                   13,931,084           13,515,796
   Deficit accumulated during the development stage                                 (13,819,865)         (10,973,186)
                                                                                   ------------         ------------
                                                                                        849,244            4,593,540

   Less:  Notes receivable from shareholders (Note 8)                                (2,515,180)          (3,425,297)
                                                                                   ------------         ------------

        Total shareholders' equity                                                   (1,665,936)           1,168,243
                                                                                   ------------         ------------

                                                                                   $    415,864         $  2,183,539
                                                                                   ============         ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   ----------


                                                        Three Months Ended
                                                            March 31,                    Period From
                                                            ---------                 January 7, 1991 to
                                                    1997                1996            March 31, 1997
                                                    ----                ----            --------------
                                                           (unaudited)                   (unaudited)
Sales revenue                                    $    59,750         $        --         $    188,247
Contract revenue                                          --                  --            2,652,274
Cost of sales                                        (67,714)                 --             (233,084)
Contract research and development costs                   --                  --           (2,080,188)
Inventory allowance                                 (488,137)                 --           (1,251,477)
                                                 -----------         -----------         ------------

                                                    (496,101)                 --             (724,228)

Operating expenses:
  Marketing                                          218,271             229,005            2,590,570
  General and administrative                         507,131             311,305            3,323,864
  Research and development                           337,156             474,014            5,123,412
  Write-down for impairment of assets                993,156                  --            1,293,976
                                                 -----------         -----------         ------------

     Loss from operations                         (2,551,815)         (1,014,324)          13,056,050
                                                 -----------         -----------         ------------

Other income (expense):
  Interest income                                      1,000              33,308              103,388
  Interest expense                                   (64,349)             (6,630)            (354,893)
  Amortization of financing costs                   (231,515)                 --             (512,310)
                                                 -----------         -----------         ------------

     Total other income (expense)                   (294,864)             26,678             (763,815)
                                                 -----------         -----------         ------------

Net loss                                         $(2,846,679)        $  (987,646)        $ 13,819,865
                                                 ===========         ===========         ============

Net loss per common and common equivalent
  shares                                         $     (2.90)        $     (4.05)        $     (75.85)
                                                 ===========         ===========         ============

Weighted average common shares                       980,857             244,233              193,254
                                                 ===========         ===========         ============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   ----------


                                                                        Three Months Ended
                                                                              March 31,                    Period From
                                                                              ---------                 January 7, 1991 to
                                                                      1997                1996            March 31, 1997
                                                                   -----------         -----------        --------------
                                                                             (unaudited)                   (unaudited)
Cash flows from operating activities:
   Net loss                                                        $(2,846,679)        $  (987,646)        $(13,819,865)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
         Depreciation and amortization                                  17,728               7,009              103,882
         Note receivable expensed as salary                                 --                  --               48,750
         Amortization and accretion of loan financing costs            231,515                  --              641,510
         Valuation allowance for inventory                             488,137                  --            1,251,477
         Write-down for impairment of assets                           993,156                  --            1,293,976
         Issue of common stock and options and warrants to
          purchase common stock in exchange for services                12,500                  --               69,500
         Net effect of changes in:
            Accounts receivable                                          2,000               1,398              (66,673)
            Inventory                                                   59,359            (285,180)          (1,379,641)
            Prepaid expenses                                             4,443              40,899              (69,856)
            Deposits and other assets                                   (9,748)             (1,500)             (43,325)
            Prepaid royalties                                              114                 486             (281,731)
            Accounts payable                                           (21,866)             11,427              969,011
            Accrued expenses                                            43,685               2,009               76,947
            Accrued interest on notes payable                           49,724                  --               49,724
            Other liabilities                                           (5,039)             34,217               17,368
                                                                   -----------         -----------         ------------

                Net cash used in operating activities                 (980,971)         (1,176,881)         (11,138,946)
                                                                   -----------         -----------         ------------

Cash flows from investing activities:
   Issuance of note receivable                                              --                  --              (48,750)
   Purchase of equipment and tooling                                        --            (169,896)          (1,140,466)
                                                                   -----------         -----------         ------------

                Net cash used in investing activities                       --            (169,896)          (1,189,216)
                                                                   -----------         -----------         ------------

Cash flows from financing activities:
   Proceeds from line of credit                                             --             354,289              354,289
   Loan proceeds                                                       750,000                  --            3,090,005
   Deferred private placement costs                                    (22,992)                 --              (22,992)
   Proceeds from issuance of common stock                                   --                  --            6,571,304
   Proceeds from issuance of preferred stock (net)                          --                  --            5,118,844
   Repayment of line of credit                                              --                  --             (354,289)
   Repayment of notes payable                                               --                  --           (2,281,250)
   Payment of accrued Series A Preferred dividends                          --                  --             (111,719)
                                                                   -----------         -----------         ------------

                Net cash provided by financing activities              727,008             354,289           12,364,192
                                                                   -----------         -----------         ------------

Net (decrease) increase in cash and cash equivalents                  (253,963)           (992,488)              36,030

Cash and cash equivalents at beginning of period                       289,993           2,702,701                   --
                                                                   -----------         -----------         ------------

Cash and cash equivalents at end of period                         $    36,030         $ 1,710,213         $     36,030
                                                                   ===========         ===========         ============

Supplemental disclosure of cash flow information:
  Interest paid during the period                                  $     3,966         $     6,630         $    294,510
                                                                   ===========         ===========         ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------



1.   Preparation of Interim Financial Statements:

     The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 (Note 2).

     The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which is incorporated herein by reference.

2.   Bankruptcy, Inventory Allowance, Impairment of Assets:

     On April 21, 1997, due to cash shortages, the Company laid off twelve employees, leaving only six administrative and sales personnel including management. On April 30, 1997, the Company laid off the remaining employees and management staff and ceased general operations. On May 6, 1997, the Nasdaq Listing Qualifications Panel, based on its May 1, 1997, hearing, determined to delist the Company's securities from its Nasdaq SmallCap Market. The Company's securities are currently traded through the NASD Bulletin Board. On May 13, 1997, after exhausting all possibilities for obtaining financing crucial to operations and completion of production, marketing and sales plans, the nominal cash reserves of the Company would no longer support retention of key employees and payment of vendors critical to the production process. As a result, the Board of Directors retained a law firm to file a petition for relief under Chapter 7 of the Bankruptcy Code. The petition is expected to be filed sometime before May 30, 1997. The officers of the Company are currently making the necessary preparations to turn over the assets and liabilities of the Company to a, as yet to be determined, court-appointed trustee. As a result of the Company's ceasing operations, the net realizable value of the Company's assets has been severely impaired. The Condensed Financial Statements for the three-month period ended March 31, 1997, reflect the following estimated amounts recognized as an allowance against inventory and impairment of assets considering their net realizable value in liquidation under bankruptcy:

                                 Inventory
                                 Allowance
                                 ---------
                                (unaudited)

         Raw materials            $361,987
         Work-in-progress           48,993
         Finished goods             77,157
                                  --------

                                  $488,137
                                  ========

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------


                                            Write-down for
                                         Impairment of Assets
                                             (unaudited)

         Accounts receivable                  $ 18,522
         Tooling                               467,063
         Computer and other equipment          115,189
         Furniture and fixtures                 27,629
         Leasehold improvement                  30,728
         Prepaid expenses                       52,293
         Prepaid royalties                     281,732
                                              --------

                                              $993,156
                                              ========


3.   Net Loss Per Common Share:

     Net loss per common share and common equivalent share is computed by dividing net loss, after increasing the net loss by the discount on issuance of Series A 4% cumulative convertible preferred stock, by the weighted average number of common and common equivalent shares outstanding during each period. The discount on the Series A Preferred Stock amounted to $837,500 for the year ended December 31, 1996 and $0 for the three-month period ended March 31, 1997. Primary and fully diluted earnings per share are the same for the year ended December 31, 1996 and the three-month period ended March 31, 1997.

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------



4.   Inventory:

     Inventory consists of the following:

                                           March 31,        December 31,
                                             1997               1996
                                          ----------         ----------
                                         (unaudited)
         Raw materials                    $1,022,343         $1,028,564
         Work-in-process                      97,986             97,986
         Finished goods                      259,312            312,450
                                          ----------         ----------

                                           1,379,641          1,439,000

         Less valuation allowance          1,251,477            763,340
                                          ----------         ----------
         Inventory, net                   $  128,164         $  675,660
                                          ==========         ==========


5.   Equipment and Tooling:

         Equipment and tooling consists of the following:

                                                                March 31,      December 31,
                                                                   1997            1996
                                                                --------         --------
                                                               (unaudited)
         Tooling                                                $  6,644         $473,707
         Computer and other equipment                            148,056          264,042
         Furniture and fixtures                                   33,723           61,352
         Leasehold improvements                                   11,598           42,326
                                                                --------         --------

                                                                 200,021          841,427


         Less accumulated depreciation and amortization           98,867           81,936
                                                                --------         --------

         Equipment and tooling, net                             $101,154         $759,491
                                                                ========         ========

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------



6.       Notes Payable:

         During April, 1996, the Company issued an uncollateralized note payable
         (Note) to a vendor for $62,500, with an interest rate of 9% payable monthly and principal due November, 1996. During October, 1996, the Company paid $31,250 of the Note and extended the existing terms on the remaining $31,250 until May, 1997. As of the date of this report, the Note has not been paid.

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

         On February 24, 1997, the Company issued an uncollateralized note payable (Note) to a vendor for $48,151, with an interest rate of 9% due and payable at maturity, April 1, 1997. Payment of the Note was conditioned on receipt in settlement of a certain amount of raw materials inventory. As of the date of this report, such inventory, valued at a cost of approximately $67,000, had not been received. As a result, as of the date of this report, the Company has not paid the Note or accrued interest of approximately $1,083.

7.       Convertible Debt:

         On March 10, 1997, the Company issued a note payable for $700,000. The note was discounted yielding net proceeds to the Company of $500,000. The note bears an annual interest rate of 1% (effective annualized rate of 634.78% after taking into account the discount) and is payable upon the closing of a financing transaction. Upon closing of the transaction, the note will be canceled and the proceeds along with accrued interest will be deposited into escrow to be used to purchase securities in the financing transaction. On April 2, 1997, the note was canceled and was converted to Series B 4% cumulative convertible preferred stock (Note 8).

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------



8.       Preferred Stock and Shareholder's Equity:

                          Exercise of Founder's Options

         Also upon closing of the Company's Initial Public Offering, members of the Company's senior management team exercised options to purchase 39,153 additional shares of common stock (Founders' Options) at a price of $76.50 per share for a total consideration of $2,995,230. The shares were purchased with nonrecourse notes collateralized by the stock. The notes bear interest at 8.75%, have no maturity date and can be satisfied by cash, stock or similarly valued property. The shares were placed in escrow, subject to a right of repurchase by the Company. The Compa- ny's repurchase right lapses ratably over 36 months beginning on the date of the option exercise. The repurchase rights are triggered only if the employee voluntarily leaves the Company. Repurchase price will be equal to the original exercise price. Interest associated with unpaid notes on those shares repurchased will be canceled. The shares are released from escrow upon lapse of the repurchase rights and payment of the related portion of the notes. During 1996, 722 Founder's Options shares valued at $55,248 and related accrued note interest of $4,103 were canceled and removed from paid-in capital and notes receivable from shareholders, respectively. During the three-month period ended March 31, 1997, 10,457 Founder's Options shares valued at $799,920 and related accrued note interest of $90,457 were canceled and removed from paid-in capital and notes receivable from shareholders, respectively.

         Private Placement of Series A 4% Cumulative Convertible Preferred Stock

         On October 2, 1996, the Company completed a private placement of 4,188 shares of Series A 4% cumulative convertible preferred stock (Preferred Stock) with a face value of $1,000 per share. The Preferred Stock was sold at a discount of 20% of face value and after paying underwriting discounts, expenses and other related fees of approximately $470,000, the Company received aggregate net proceeds of approximately $2,880,000. In addition, the Company granted to the underwriter warrants to purchase up to 26,667 shares of common stock at $33.75 per share, exercisable at any time until August, 2001. The warrants, valued at $310,000, were recorded as a reduction in Preferred Stock (offering costs) and an increase in paid-in capital. Upon occurrence of certain events, the exercise price of the warrants may be adjusted downward. Upon completion of the private placement of Series B 4% cumulative convertible preferred stock on April 2, 1997, these warrants were canceled.

         The Preferred Stock is convertible any time beginning November 11, 1996 until August 31, 1998 using a formula (Conversion Formula) multiplying each Preferred share by 1,000 and dividing the result by the lower of either the fair market value at the time of conversion or $45.00. The Preferred Stock will automatically convert, if conversion has not previously been effected, on August 31, 1998 or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to March 30, 1997. The

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------



8.       Preferred Stock and Shareholder's Equity, continued:

         4% dividend is payable semiannually in cash or shares of common stock converted using the Conversion Formula described above. Preferred dividends in arrears at March 31, 1997 approximate $21,500. The Preferred Stock is nonvoting and has a liquidation preference over all common shares and shall be entitled to payment of $1,000 per share plus dividends that have accrued.

         As of March 31, 1997, 3,003 shares of Preferred Stock were converted into 818,680 shares of common stock. In addition, 9,302 shares of common stock were issued in payment of dividends on the converted Preferred Stock. Subsequent to March 31, 1997, an additional 85 shares of Preferred Stock were converted into 158,922 shares of common stock. In addition, 3,387 shares of common stock were issued in payment of dividends on the converted Preferred Stock.

                         Nonemployee Director's Options

         During October, 1996, the Board of Directors approved the Company's 1996 Director's Stock Option Plan (Director's Plan). The Director's Plan authorizes the automatic granting of non-qualified stock options to purchase an aggregate of up to 20,333 shares of common stock to nonemployee directors of the Company. The exercise price of the options will be fair market value on the date of grant. Each nonemployee director will receive an option to purchase 2,000 shares (Initial Grant Option) on the date such person first becomes a director. These shares may be exercised either (1) over a five-year period by cash, stocks, or similarly valued property, with the options vesting ratably over a 36-month period from the date of grant; or (2) immediately by delivery of promissory notes to the same provisions described below for Director's Options. In addition, each nonemployee director will receive an automatic grant of an option to purchase 333 shares (Annual Grant Options) on each annual anniversary of the date that such person first becomes a director. Annual Grant Options are immediately exercisable on the date of grant under terms similar to those of the Initial Grant Option. Both Annual and Initial Grant Options expire five years from the date of grant. During October, 1996, 7,000 options to purchase shares of common stock were granted to nonemployee directors.

         During October, 1996, nonemployee members of the Board of Directors exercised options (Director's Options) to purchase 5,000 shares of common stock at a price of $32.8125 per share for a total consideration of $164,063. The shares were purchased with nonrecourse notes collater-alized by the stock. The notes bear interest at 8.25%, have a maturity date of ten years from the date of exercise and can be satisfied by cash, stock or similarly valued property. The shares were placed in escrow, subject to a right of repurchase by the Company. The Company's repurchase right lapses ratably over 36 months beginning on the date of the option exercise. The repurchase rights are triggered only if the Director voluntarily leaves the Board. The repurchase price will be equal to the original exercise price. Interest associated with unpaid notes on those shares repurchased will be canceled. The shares are released from escrow upon lapse of the repurchase

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------



8.       Preferred Stock and Shareholder's Equity, continued:

         rights and payment of the related portion of the notes. During the three-month period ended March 31, 1997, 4,750 Director's Options valued at $155,859 and related accrued interest of $15,853 were canceled and removed from paid-in capital and notes receivable from shareholders, respectively.

                              Consulting Agreement

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

                        1994 and 1995 Stock Option Plans

         During January, 1997, 900 shares previously granted under the Company's 1994 and 1995 Stock Option Plans (Plans) were canceled. During April, 1997, an additional 5,884 shares were canceled. The remaining 5,938 exercisable shares, if unexercised by May 30, 1997 will be canceled effective that date under liquidation provisions of the Plans.

                            1997 Reverse Stock Split

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

         Private Placement of Series B 4% Cumulative Convertible Preferred Stock

         On April 2, 1997, the Company completed a private placement of 1,906 shares of Series B 4% cumulative convertible preferred stock (Series B Preferred Stock) with a face value of $1,000 per share. Of the Series B Preferred Stock, 1,031 shares were sold at a discount of 20% of the face value after paying underwriting discounts, expenses and other related fees of approximately $172,250, the Company received aggregate net proceeds of $652,750. Also, as described in Note 7, the Company converted a $700,000 note payable into 875 shares of Series B Preferred Stock. In addition, the Company granted the underwriter 7,500 shares of common stock valued

                              TELECHIPS CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------



8.       Preferred Stock and Shareholder's Equity, continued:

         at approximately $51,000 and warrants to purchase 150,000 shares of common stock at approximately $.70 per share valued at approximately $105,000. The common stock and warrants, an aggregate value of $156,000, were recorded as a reduction of Series B Preferred Stock (offering costs) and an increase in paid-in capital. Upon occurrence of certain events, the exercise price of the warrants may be adjusted downward. The Series B Preferred Stock is convertible anytime beginning May 17, 1997, until March 31, 1999, using a formula (Series B Conversion Formula) multiplying each Series B Preferred share by 1,000 and dividing the result by the lower of either 110% of the fair market value at April 2, 1997, or the fair market value at the time of conversion. The Series B Preferred Stock will automatically convert, if conversion has not previously been effected, on March 31, 1999, or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to September 29, 1997. The 4% dividend is payable semiannually in cash or shares of common stock converted using the Series B Conversion Formula described above. The Preferred Stock is nonvoting, has a liquidation preference over all common shares, is subordinate to the liquidation preference of the Series A Preferred Stock. The holders thereof shall be entitled to payment of $1,000 per share plus dividends that have accrued. A portion of the net proceeds was used to pay off the $300,000 on February 7, 1997, as described in Note 6.

         Subsequent to March 31, 1997, 37.5 shares of the Series B Preferred Stock were converted into 842,106 shares of common stock. In addition, 4,153 shares of common stock were issued in payment of dividends on the converted Series B Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         FORWARD LOOKING STATEMENTS

         The statements that are not historical facts in this report are "forward looking statements" as defined in the Securities Litigation Reform Act of 1995 and as such involve substantial risks and uncertainties including, but not limited to, the risks and uncertainties set forth under the caption "Factors Affecting Operating Results" in the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1996.

         INTRODUCTION. Telechips Corporation (the Company or Telechips), a development-stage company, incorporated under the laws of Nevada on January 7, 1991, was engaged primarily in the design, development and marketing of network client and interactive computer/telephony devices, related peripheral devices and software applications. The Company was seeking to develop a family of products potentially including component level variants which, if developed, would have enabled customers to access and to take advantage of the many innovations in network computing, including the integration of computing and telephony capabilities at client devices. During the three-month period ending March 31, 1996, the Company sold its Access Series 3000 products with total revenues of approximately $60,000. However, the Company was unable to complete financing crucial to its continuing operations.

         On April 21, 1997, due to cash shortages, the Company laid off twelve employees, leaving only six administrative and sales personnel including management. On April 30, 1997, the Company laid off the remaining employees and management staff and ceased general operations. On May 6, 1997, the Nasdaq Listing Qualifications Panel, based on its May 1, 1997, hearing, determined to delist the Company's securities from its Nasdaq SmallCap Market. The Company's securities are currently traded through the NASD Bulletin Board. On May 13, 1997, after exhausting all possibilities for obtaining financing crucial to operations and completion of production, marketing and sales plans, the nominal cash reserves of the Company would no longer support retention of key employees and payment of vendors critical to the production process. As a result, the Board of Directors retained the law firm of Hale, Lane, Peek, Dennison, Howard, Anderson and Pearl of Reno and Las Vegas, Nevada to file a petition for relief under Chapter 7 of the Bankruptcy Code. The petition is expected to be filed sometime before May 30, 1997. The officers of the Company are currently making the necessary preparations to turn over the assets and liabilities of the Company to a, as yet to be determined, court-appointed trustee. As a result of the Company's ceasing operations, the net realizable value of the Company's assets has been severely impaired. The Condensed Financial Statements as of March 31, 1997, reflect the estimated results of that impairment.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997 as Compared to Three Months Ended March 31, 1996. There were sales revenues of approximately $60,000 for the three months ended March 31, 1997 as compared to no revenues for the three months ended March 31, 1996. During the three months ended March 31, 1996, there were considerable delays in manufacturing due to Lucent Technologies, Inc.'s inability to ship product which met the Company's quality standards. An inventory allowance for $488,137 was expensed in the three-month period ended March 31, 1997 due to severe asset impairment as a result of the Company ceasing operations and filing a petition for relief under Chapter 7 of the Bankruptcy Code (see "Liquidity and Capital Resources"). There was no similar expense in the three month period ended March 31, 1996.

         For the three months ended March 31, 1997, operating expenses, which consist primarily of marketing, research and development and general administrative expenses, were approximately $2,056,000 as compared to $1,014,000 for the three months ended March 31, 1996. Also included in the $2,056,000 of the three-month period ended March 31, 1997, is a write-down for impairment of assets of approximately $993,000, also due to severe asset impairment as a result of the Company ceasing operations and filing a petition for relief under the Bankruptcy Code. The remaining increase was due primarily to increased general corporate activity in an attempt to turnround Company performance and obtain financing critical to continued operations.

         Research and development expenses decreased to approximately $337,000 for the three months ended March 31, 1997 from $474,000 for the three months ended March 31, 1996. The decrease was due to employee layoffs and focus of efforts on a smaller product set.

         Marketing expenses decreased to approximately $218,000 for the three months ended March 31, 1997 from $229,000 for the three months ended March 31, 1996. This decrease was due primarily to employee layoffs.

         General and administrative expenses increased to approximately $507,000 for the three months ended March 31, 1997 from $311,000 for the three months ended March 31, 1996. This increase was due primarily to increased general corporate activity in an attempt to turnaround Company performance and obtain financing critical to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements were significant. The Company had been dependent primarily on the Company's initial public offering (the IPO) of its Common Stock and certain warrants (the Public Warrants), private placements of equity securities and indebtedness. As noted below, on May 13, 1997, the Board of Directors retained a law firm to file a petition for relief under Chapter 7 of the Bankruptcy Code.

         On April 11, 1995, the Company conducted the final closing of the sale to private investors of an aggregate of 30 units (the 1994 Units), each 1994 Unit consisting of (i) 1,072 shares of Common Stock; and (ii) 50,000 Shares of Preferred Stock (the Private Placement). The purchase price per 1994 Unit was $100,000. The Company received gross proceeds of $3,000,000 with respect to the sale of the 1994 Units, yielding net proceeds after the payment of fees and expenses of approximately $2,500,000. The Private Placement resulted in the Company's issuance of 32,173 shares of Common Stock and 1,500,000 shares of Preferred Stock (convertible into 32,173 shares of common stock). The Company paid to D. H. Blair Investment Banking Corp. (D. H. Blair) in connection with the Private Placement and the 1994 Note Financing an aggregate of $330,000 and issued to D. H. Blair and its designees warrants to purchase up to an aggregate of 20,269 shares of Common Stock. Howard Phillips, a director of the Company, was Director of Corporate Finance of D. H. Blair until August, 1995.

         On September 1, 1995, the Company completed the sale (the Bridge Financing) to private investors of 17 units (the Units), each Unit consisting of
(i) an unsecured, nonnegotiable promissory note of the Company in the principal amount of $100,000, due on the earlier of the consummation of an initial public offering (IPO) or July 31, 1996 (a Bridge Note); and (ii) 1,333 shares of Common Stock (the Bridge Shares). The purchase price per Unit was $100,000. The Company received gross proceeds of $1,700,000 from the sale of such Units. After the payment of $170,000 in placement fees to Whale Securities Co., L.P. (the Underwriter), which acted as placement agent for the Company with respect to the sale of such Units, and other offering expenses of approximately $134,000, the Company received net proceeds of approximately $1,396,000 in connection with the Bridge Financing.

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

         On October 20, 1995 the Company completed its initial public offering of 100,000 shares of Common Stock, par value $.01 (Common Stock) and redeemable warrants (Warrants) to purchase 100,000 shares of Common Stock at an exercise price of $75.00 per share (the IPO). In addition, the Underwriter exercised its overallotment option to purchase an additional 15,000 Warrants.

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

         In addition, the Company issued nonredeemable warrants (the Underwriter's Warrants) to purchase 10,000 shares of Common Stock at an exercise price of $115.50 per share and 10,000 warrants (each exercisable to purchase one share of Common Stock at a price of $115.50 per share) at an exercise price of $2.31 per Warrant to the Underwriter. Further, all outstanding shares of Preferred Stock and Series B Common Stock, par value $.01, were converted to Series A Common Stock and the Series A Common Stock was redesignated as Common Stock. Upon conversion of the Preferred Stock, the Company paid an aggregate of $111,719 in accrued and unpaid dividends to the holders of Preferred Stock (Preferred Stockholders).

         During November, 1995, the Company obtained a revolving line of credit collateralized by cash and cash equivalents valued at 105% of outstanding draws. Interest is payable monthly at the three-month U.S. Treasury Bill rate plus 3% (8.32% at March 31, 1997). Principal is due at maturity. The line of credit expires December 31, 1997. At March 31, 1997, there were no outstanding draws.

         On October 2, 1996, the Company completed a private placement of 4,188 shares of 4% cumulative convertible preferred stock, face value $1,000 per share (the Preferred Shares). The Preferred Shares were issued without registration under the Securities Act of 1933, as amended (the Act), pursuant to Regulation S promulgated under the Act. The conversion price of the Preferred Shares is determined by multiplying each Preferred Share by 1,000 and dividing the result by the lower of $45.00 or the fair market value of the Company's Common Stock on the date of conversion. The Preferred Shares are convertible at any time beginning November 11, 1996, until August 31, 1998. The Company received approximately $2.9 million in net proceeds. In connection with the financing, the Company also issued to Third World Investments, Ltd., Common Stock Purchase Warrants to purchase 26,667 shares of Common Stock at an exercise price of $33.75 per share as adjusted. These warrants were canceled as a result of the April 2, 1997, financing described below.

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

         On April 2, 1997, the Company completed a private placement of 1,906 shares of Series B 4% cumulative convertible preferred stock (Series B Preferred Stock) with a face value of $1,000 per share. Of the Series B Preferred Stock, 1,031 shares were sold at a discount of 20% of the face value after paying underwriting discounts, expenses and other related fees of approximately $172,250. The Company received aggregate net proceeds of $652,750. The Company also converted a $700,000 note payable into 875 shares of Series B Preferred Stock. In addition, the Company granted the underwriter 7,500 shares of Common Stock value at approximately $51,000 and warrants to purchase 150,000 shares of Common Stock at approximately $.70 per share valued at $105,000. The Common Stock and warrants, an aggregate value of $110,000, were recorded as a reduction of Series B Preferred Stock ("offering costs") and an increase in paid-in capital. Upon occurrence of certain events, the exercise price of the warrants may be adjusted downward. The Series B Preferred Stock is convertible any time beginning May 17, 1997, until March 31, 1999, using a formula (Series B Conversion Formula) multiplying each Series B Preferred share by 1,000 and dividing the result by the lower of either 110% of the fair market value on April 2, 1997, or the fair market value at the time of conversion. The Series B Preferred Stock will automatically convert, if conversion has not previously been effected, on March 31, 1999, or upon consummation of a public offering of securities with gross proceeds of $10,000,000 or more provided that such offering may not close prior to September 29, 1997. The 4% dividend is payable semiannually in cash or shares of Common Stock converted using the Series B Conversion Formula described above. The Preferred Stock is nonvoting, has a liquidation preference over all common shares, is subordinate to the liquidation preference of the Series A Preferred Stock and shall be entitled to payment of $1,000 per share plus dividends that have accrued. A portion of the net proceeds was used to pay off the $300,000 February 7, 1997 note payable.

         The Company has used the remaining proceeds of the Regulation S Offering to fund general corporate activities and complete development of and market the Telechips Access NETWORK CLIENT PRODUCT. THE COMPANY ANTICIPATED, BASED ON ITS PROPOSED GROWTH PLANS AND ASSUMPTIONS RELATING TO ITS GROWTH AND OPERATIONS, THAT THE PROCEEDS FROM THE REGULATION S OFFERINGS AND PRIVATE PLACEMENTS, BORROWINGS AND PLANNED REVENUES WOULD NOT HAVE BEEN SUFFICIENT TO SATISFY THE COMPANY'S CONTEMPLATED CASH REQUIREMENTS FOR THE NEXT 12 MONTHS AND THAT THE COMPANY WOULD HAVE BEEN REQUIRED TO RAISE ADDITIONAL FUNDS IN THE IMMEDIATE FUTURE. THE COMPANY WAS UNABLE TO COMPLETE ADDITIONAL FINANCING.

         ON APRIL 21, 1997, DUE TO CASH SHORTAGES, THE COMPANY LAID OFF TWELVE EMPLOYEES, LEAVING ONLY SIX ADMINISTRATIVE AND SALES PERSONNEL INCLUDING MANAGEMENT. ON APRIL 30, 1997, THE COMPANY LAID OFF THE REMAINING EMPLOYEES AND MANAGEMENT STAFF AND CEASED GENERAL OPERATIONS. ON MAY 6, 1997, THE NASDAQ LISTING QUALIFICATIONS PANEL, BASED ON ITS MAY 1, 1997, HEARING, DETERMINED TO DELIST THE COMPANY'S SECURITIES FROM ITS NASDAQ SMALLCAP MARKET. THE COMPANY'S SECURITIES ARE CURRENTLY TRADED THROUGH THE NASD BULLETIN BOARD. ON MAY 13, 1997, AFTER EXHAUSTING ALL POSSIBILITIES FOR OBTAINING FINANCING CRUCIAL TO OPERATIONS AND COMPLETION OF PRODUCTION, MARKETING AND SALES PLANS, THE NOMINAL CASH RESERVES OF THE COMPANY WOULD NO LONGER SUPPORT RETENTION OF KEY EMPLOYEES AND PAYMENT OF VENDORS CRITICAL TO THE PRODUCTION PROCESS. AS A RESULT, THE BOARD OF DIRECTORS RETAINED THE LAW FIRM OF HALE, LANE, PEEK, DENNISON, HOWARD, ANDERSON AND PEARL OF RENO AND LAS VEGAS, NEVADA TO FILE A PETITION FOR RELIEF UNDER CHAPTER 7 OF THE BANKRUPTCY CODE. THE PETITION IS EXPECTED TO BE FILED SOMETIME BEFORE MAY 30, 1997. THE OFFICERS OF THE COMPANY ARE CURRENTLY MAKING THE NECESSARY PREPARATIONS TO TURN OVER THE ASSETS AND LIABILITIES OF THE COMPANY TO A, AS YET TO BE DETERMINED, COURT-APPOINTED TRUSTEE. AS A RESULT OF THE COMPANY'S CEASING OPERATIONS, THE NET REALIZABLE VALUE OF THE COMPANY'S ASSETS HAS BEEN SEVERELY IMPAIRED. THE CONDENSED FINANCIAL STATEMENTS AS OF MARCH 31, 1997, REFLECT THE ESTIMATED RESULTS OF THAT IMPAIRMENT.

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

       a) Exhibits

                  Exhibit 11              Computation of Earnings Per Share

                  Exhibit 27              Financial Data Schedule

       b) Reports on Form 8-K

                  A current report was filed on February 18, 1997 to announce the issuance of a press release relating to the resignation of its chairman, president, chief executive officer and director, C.A. Burns, and the resignation of two directors, Bruce Chatterley and Howard Phillips.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto authorized.


TELECHIPS CORPORATION


/s/ Nelson B. Caldwell                               Date:  May 21, 1997
---------------------------
Nelson B. Caldwell
Chief Executive Officer and
Principal Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                        SEQUENTIAL
NUMBER                 DESCRIPTION                             PAGE NO.
------                 -----------                             --------
11                Computation of Earnings Per Share

27                Financial Data Schedule